Form 10-Q
period 1996-03-31
STATEWIDE FINANCIAL CORP
filed 1996-05-10
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933



     For the Quarter Ended March 31, 1996         Commission File #0-26546


                           STATEWIDE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


            New Jersey                            22 3397900
     (State of Incorporation)           (I.R.S. Employer Identification
                                          Number)


                  70 Sip Avenue, Jersey City, New Jersey 07306
             (Address of registrant's principal executive offices,
                               including zip code)

                                 (201) 795-4000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1996: Common Stock, No Par Value:
     5,269,752 shares outstanding.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS,EXCEPT PER SHARE DATA)

                                                  Three Months Ended
                                                      March 31,
                                                      ---------
                                                      1996    1995
                                                      ----    ----
            INTEREST INCOME:
            Interest and fees on loans               $4,258  $3,612
            Interest on mortgage-backed securities    5,193   3,641
            Interest and dividends on investment
             securities                               1,289   1,078
            Dividends on FHLBNY stock                    90      76
                                                     ------  ------
               Total interest and dividend income    10,830   8,407
                                                     ------  ------
            INTEREST EXPENSE:
            Deposits                                  4,250   3,393
            Borrowed funds                            1,379     746
                                                     ------  ------
               Total interest expense                 5,629   4,139
                                                     ------  ------
            NET INTEREST INCOME                       5,201   4,268
            Provision for loan losses                   125      74
                                                     ------  ------
            NET INTEREST INCOME AFTER PROVISION
              FOR LOAN LOSSES                         5,076   4,194

            NON-INTEREST INCOME:
            Service charges                             239     253
            Other income                                425     271
                                                     ------  ------
               Total non-interest income                664     524
                                                     ------  ------
            NON-INTEREST EXPENSE:
            Salaries and employee benefits            2,090   1,497
            Occupancy, net                              521     398
            Federal deposit insurance premiums          277     292
            Professional fees                           142     107
            Insurance premiums                           88      65
            Data processing fees                         62      85
            Foreclosed real estate expense, net          62     151
            Other                                       616     640
                                                     ------  ------
               Total non-interest expense             3,858   3,235
                                                     ------  ------
            Income before income taxes                1,882   1,483
            Income taxes                                677     560
                                                     ------  ------
               Net Income                            $1,205  $  923
                                                     ======  ======
            Net Income Per Share of Common Stock      $0.25     n/a
                                                     ======  ======

     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                  March 31,  December 31,
                                                     1996        1995
                                                     ----        ----
                                                 (Unaudited)
      ASSETS
      Cash and amounts due from depository
        institutions                                $ 5,247       $ 6,553
      Federal funds sold                                700         1,650
                                                    -------       -------
         Total cash and cash equivalents              5,947         8,203
      Mortgage-backed securities available for
        sale                                        316,679       260,107
      Debt and equity securities available
        for sale                                     69,155        80,126
      Loans receivable, net                         223,184       195,773
      Accrued interest receivable, net                4,688         4,410
      Real estate owned, net                            670           652
      Premises and equipment, net                     5,059         4,819
      Federal Home Loan Bank stock, at cost           6,288         3,627
      Excess of cost over fair value of net
        assets acquired                                 203           214
      Other assets                                    2,591         1,118
                                                    -------       -------
         Total assets                              $634,464      $559,049
                                                   ========      ========
      LIABILITIES AND SHAREHOLDERS' EQUITY
      Liabilities:
       Deposits                                    $444,819      $438,021
       Borrowed funds                               114,314        44,703
       Advance payments by borrowers for
         taxes and insurance                          1,327         1,033
       Accounts payable and other liabilities         3,583         2,977
                                                    -------       -------
           Total liabilities                        564,043       486,734
                                                    -------       -------
      Shareholders' Equity                           70,421        72,315
                                                    -------       -------
      Commitments and Contingencies
           Total liabilities and shareholders'
             equity                                $634,464      $559,049
                                                   ========      ========

     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                         1996      1995
                                                         ----      ----
       Cash flows from operating activities:
         Net income                                   $ 1,205   $   923
       Adjustments to reconcile net income to net
       cash provided by operating activities:
         Provision for loan losses                        125        74
         Depreciation and amortization                    155       113
         Net amortization of deferred premiums and
           unearned discounts                             466        38
         Net (gain) loss on sale of real estate owned       8       (60)
         Changes in assets and liabilities:
           (Increase) decrease in accrued interest
             and dividends receivable                    (279)      355
           Increase in accrued interest payable           444        64
           Decrease (Increase) in other assets            268       (75)
           Increase in accounts payable and other
             liabilities                                  162       385
                                                       ------    ------
               Net cash provided by operating
                 activities                             2,554     1,817
                                                       ------    ------
       Cash flows from investing activities:
         Principal collections and repayments of
           loans                                       10,134     5,746
         Purchase of loans                            (26,830)       -
         Origination of loans                         (10,978)   (4,239)
         Principal repayments from mortgage-backed
           securities                                     -       4,624
         Principal repayments from mortgage-backed
           securities available for sale               17,233       206
         Purchase of mortgage-backed securities       (78,162)       -
         Purchase of debt and equity securities           -     (10,000)
         Proceeds from maturities of debt securities   10,000     1,000
         Purchase of FHLBNY stock                      (2,661)        -
         Proceeds from sale of real estate owned          133       468
         Purchases of premises and equipment             (383)     (295)
                                                       ------    ------
             Net cash (used in) investing activities  (81,514)   (2,490)
                                                       ------    ------
       Cash flows from financing activities:
         Net increase in deposits                       6,798     3,170
         Repayment of FHLBNY borrowings               (57,091)  (28,725)
         Borrowings from FHLBNY                       126,702    25,350
         Increase in advance payments by
           borrowers for taxes and insurance              295         4
                                                       ------    ------
               Net cash provided by (used in)
                 financing activities                  76,704      (201)
                                                       ------    ------
               Net (decrease) in cash and cash
                 equivalents                           (2,256)     (874)

       Cash and cash equivalents at beginning of
         period                                         8,203     8,059
                                                       ------    ------
       Cash and cash equivalents at end of period     $ 5,947   $ 7,185
                                                      =======   =======
       Supplemental disclosures of cash flow
       information:
         Cash paid during the period for:
           Income taxes                               $    97   $   -
                                                      =======   =======
           Interest                                   $ 5,185   $ 4,063
                                                      =======   =======
           Unrealized gain (loss), net of income tax,
             on securities available for sale         $(3,099)  $    60
                                                      =======   =======


     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services, Inc. are the only active subsidiaries at March 31, 1996.
     The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Transition Report on Form 10-K for the fiscal period ended December 31, 1995.


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                    March 31, December 31,
                                                       1996       1995
                                                       ----       ----
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                   $   -       $   -
     Common Stock, no par value, 12,000,000 shares
       authorized; 5,269,752 shares issued               -           -
     Additional paid in capital                       50,770      50,770
     Unallocated ESOP shares                          (4,232)     (4,232)
     Retained earnings - substantially restricted     24,742      23,537
     Net unrealized gain (loss) net of income tax
       on securities available for sale                 (859)      2,240
                                                      ------     -------
        Total shareholders' equity                   $70,421     $72,315
                                                     =======     =======


     3.  Net Income Per Share

     On September 29, 1995, the Company completed an initial public offering of its common stock. Accordingly, net income per share calculations for any period prior to September 30, 1995 did not exist.


     4.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                                   March 31, December 31,
                                                      1996       1995
                                                      ----       ----
                                                   (Dollars in thousands)
     Loans delinquent 90 days or more and other
       non-performing loans                          $6,378    $5,621
                                                     ======    ======
     Loans delinquent 90 days or more and other
       non-performing loans as a percentage of
       total loans outstanding                         2.86%      2.87%
                                                       ====       ====

     An analysis of the allowance for loan losses for the three month periods ended March 31, 1996 and 1995 follows:

                                              March 31,   March 31,
                                                1996         1995
                                                ----         ----
                                              (Dollars in thousands)
     Balance at beginning of period             $3,241      $3,062
     Provision charged to operations               125          74
     Charge offs, net                              (35)        (88)
                                                 -----       -----
        Balance at end of period                $3,331      $3,048
                                                ======      ======


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
            SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                                At or for the
                                              Three Months Ended
                                                   March 31,
                                                  ---------
                                                 1996     1995
                                                 ----     ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                    .78%     .78%
     Return on Average Equity                   6.70%   17.28%
     Shareholders' Equity to Assets            11.10%    4.63%
     Net Interest Rate Spread (2)               2.94%    3.56%
     Net Interest Margin (3)                    3.44%    3.73%
     Non-Interest Income to Average Assets       .43%     .44%
     Non-Interest Expense to Average Assets     2.49%    2.74%
     Efficiency Ratio (4)                      71.66%   68.57%
     Average Interest Earning Assets to
       Average Interest Earning Liabilities   113.35%  104.57%

                                          March 31,  December 31,
                                             1996        1995
                                             ----        ----
     REGULATORY CAPITAL RATIOS:
     Tangible Capital Ratio                 11.12%       10.28%
     Core Capital Ratio                     11.12%       10.28%
     Risk-Based Capital Ratio               36.22%       32.88%

     ASSET QUALITY RATIOS:
     Non-Performing Loans to Total Net
       Loans                                 2.86%        2.87%
     Non-Performing Loans to Total Assets    1.01%        1.01%
     Non-Performing Assets to Total
       Assets                                1.11%        1.12%
     Allowance for Loan Losses to
       Non-performing Loans                 52.23%       57.66%
     Allowance for Loan Losses to Total
       Net Loans                             1.49%        1.66%

     OTHER DATA:
     Number of Deposit Accounts             50,928       50,062
     Number of Offices                          16           15

     Notes to Selected Financial Ratios

     (1)  Ratios are annualized where appropriate.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest bearing liabilities.

     (3) Net interest margin represents net interest income as a percent of average interest earning assets.

     (4) Total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     Overview

     The following discussion and analysis refers to Statewide Financial Corp. (the "Company") and its wholly-owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"). The Company was organized on May 31, 1995 for the purpose of acquiring all of the capital stock of the Bank.

     For the quarter ended March 31, 1996, the Company had net income of $1.2 million, or $0.25 per share, as compared to net income of $0.9 million for the prior year period. The increase primarily reflects the continued growth in the Company's balance sheet, made possible through the infusion of new capital into the Company from the September 1995 initial public offering, offset by the continued efforts of the Company to position itself for future growth.

     The Company completed its initial public offering of its common stock on September 29, 1995. Accordingly, per share data did not exist for the prior period.


     Financial Condition

     At March 31, 1996, shareholders' equity amounted to $70.4 million compared to $72.3 million at December 31, 1995. The ratio of shareholders' equity to total assets was 11.1% at March 31, 1996 compared to 12.94% at December 31, 1995. The decrease in shareholders' equity resulted principally from an unrealized holding loss of $3.1 million, net of tax, of the Company's available for sale investment portfolio experienced upon a 100 basis point increase in interest rates during the end of the current quarter, partially offset by the addition of $1.2 million from the current quarter's net income.

     Total assets at March 31, 1996 were $634.5 million, an increase of $75.4 million from the December 31, 1995 year end balance of $559.0 million. Investment activities and lending activities were the principal reasons for this growth. The growth was primarily funded through additional short term borrowing over amounts outstanding at December 31, 1995.

     Investments increased $45.6 million during the quarter to $385.8 million from $340.2 million at December 31, 1995. This growth resulted from continuation of the Company's strategy of leveraging its excess capital. During the quarter, the Company purchased $78.2 million of mortgage-backed securities which had average lives, considering expected prepayments, consistent with five and ten year Treasury instruments. These investments have anticipated yields of 6.92% based upon estimated prepayment speeds at quarter end. Also during the quarter, loans receivable, net, increased $27.4 million to $223.2 million at March 31, 1996 from $195.8 million at December 31, 1995. The primary increase was in one to four family first mortgage loans which increased by $24 million, net of amortization, from December 31, 1995. During the quarter, the Company purchased $26.8 million of loans and originated $11.0 million. These loans have anticipated yields of 6.81% based upon estimated prepayment speeds at March 31, 1996.

     Asset growth during the quarter has been primarily funded with short term borrowing, as supplemented by deposit growth. Short term borrowing increased $69.6 million during the quarter to $114.3 million at March 31, 1996. The borrowing is comprised of overnight borrowing with the Federal Home Loan Bank of New York (the "FHLB"), and securities sold under agreements to repurchase. Costs for these borrowings approximated 5.25% at March 31, 1996. All of these borrowings mature before June 30, 1996 and it is the intention of the Company to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the third calendar quarter of 1996.

     Deposits grew $6.8 million from $438.0 million at December 31, 1995 to $444.8 million at March 31, 1996. Within this growth, core deposits increased 4.9% or $11.1 million. The change in core deposits was the result of 1)marketing efforts by the Company as it has opened three branches since May 1995, and established deposit agreements with several affinity groups, and 2)transfers of balances from depositors who preferred the liquidity of lower cost savings accounts to the lower certificates of deposit ("CD") market interest rates which were being offered during the current quarter.

     Results of Operations

     Net Income. For the three months ended March 31, 1996, net income increased by $282 thousand, or 30.6%, to $1,205,000 from $923 thousand for the same period last year. The increase in net income was primarily a result of an increase in net interest income partially offset by an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $2.4 million, or 28.8%, to $10.8 million for the three months ended March 31, 1996 from $8.4 million for the three months ended March 30, 1995. This growth in interest income is the result of a $146.8 million, or 32%, increase in the average balance of total interest-earning assets over the comparable period last year, mitigated by a decrease in the average yield on total interest-earning assets to 7.17% during the current quarter, compared to 7.35% during the quarter ended March 31, 1995. The change in the average balances of interest-earning assets between the prior year quarter and this quarter was principally affected by: 1)investment of the proceeds from the Company's initial public offering at the end of September 1995, and 2) investment of funds borrowed from the FHLB during the period since the Company's initial public offering, partially offset by 3)mortgage loan and mortgage-backed securities principal amortization and prepayments, as accelerated due to low long term interest rates during the period between March 1995 and March 1996. Interest-earning assets most affected by this net increase in average balances were mortgage-backed securities and first mortgage loans. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     The actual balance of interest-earning assets at March 31, 1996 exceeded the average balance for the three months then ended, reflecting growth in the balance sheet as reviewed under the financial condition section of this discussion. The average yield of the interest-earning assets at March 31, 1996 was 7.12% compared to 7.17% for the three month period ended March 31, 1996. This reflects the continued redeployment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     Interest Expense. Interest expense increased $1.5 million, or 36.0%, during the current quarter compared to the same quarter a year ago. Interest expense on deposits increased $857 thousand, or 25.3%, and interest expense on borrowed funds increased $633 thousand, or 84.9%. The average balance of deposits increased $34.2 million, or 8.6%, for the quarter ended March 31, 1996 over the same quarter in the prior year. In addition, the average cost of the deposits grew to 3.94% for the quarter ended March 31, 1996 as compared to 3.42% for the same period in the previous year. This cost increase reflects a change in the mix of deposits, principally from the Company's lower cost NOW accounts into higher yielding CD products. This change occurred as the Company started offering market competitive CD rates, generally for terms of less than 18 months, in conjunction with advertising campaigns geared toward reemphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. Subsequently, as the Company opened its three new branches, it continued with these rate offerings as well as paying bonuses to statement savings rates, on a limited basis, to customers of those new branches. Also, during 1995 the Company started to market its products, including deposits, to affinity groups. Under this program, the Company offers a higher statement savings rate which is tied to the three month U.S. Treasury rate. The Company believes that the higher interest rate is economically feasible since service under this program is principally electronic, and has limited operational and incremental costs. This program also has the advantage of soliciting new customers with profiles to match loan products the Company is marketing.

     The actual balance of interest-bearing deposits at March 31, 1996 exceeded the average balance of interest-bearing deposits for the three months then ended, by $2.1 million, or 0.4%. The average cost of period ending deposits was 3.92% compared to 3.94% for the three months ended March 31, 1996. This reflects lower cost core deposits obtained during the quarter as a result of the Company's marketing efforts in its new branches, and because depositors preferred the liquidity of lower cost savings accounts to the lower CD market interest rates which were being offered during the current quarter.

     The average balance of borrowed funds increased $61.4 million, or 152% from the same quarter a year ago, while the weighted average borrowing cost decreased 213 basis points from 7.38% to 5.42%. The increase in borrowing reflects implementation of the Company's strategy to leverage its excess capital, and this growth, along with the capital provided through the Company's initial public offering, funded the increase in assets which has occurred since March, 1995. The decrease in the weighted average cost of borrowing reflects lower short term rates during the period since March, 1995, and the effect of prepayment of higher cost debt in December 1995. The borrowings outstanding at March 31, 1996 have a weighted average cost of 5.25% at that date, and all mature before June 30, 1996. It is the Company's intention to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the third calendar quarter of 1996.

     Net Interest Income. For the quarter ended March 31, 1996, net interest income increased $933 thousand, or 21.9% over the comparable period last year. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current quarter, net interest margin, which is interest income as a percentage of average interest-earning assets, decreased to 3.44% from 3.73% during the quarter ended March 31, 1995. This decrease is the result of lower yield realized during the current quarter and more borrowings to leverage the Company's capital during this quarter than the same quarter a year ago. The Company invested approximately $119 million during this quarter, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $14 million during the quarter ended March 31,1995. The interest rate environment during the current quarter was lower than that reflected in the investments and loans which matured and paid down during the current quarter. In addition, net interest income includes higher borrowing costs for this quarter over that incurred in the same period last year.

     Provision for Loan Losses. The provision for loan losses increased by $51 thousand to $125 thousand for the three months ended March 31, 1996 from $74 thousand for the same period last year. The provision for the three months ended March 31, 1996 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. Although management believes that both the provision incurred during the quarter ended March 31, 1996 and the balance of the allowance for loan losses are adequate, future additions to the allowance may be necessary based upon changes in economic condition, or the creditworthiness of borrowers and the value of collateral underlying loans. As of March 31, 1996, non-performing loans increased $757 thousand, or 13.5%, to $6.4 million from $5.6 million at December 31, 1995. These non-performing loans represent 2.86% of total loans outstanding at March 31, 1996 compared to a 2.87% ratio of non-performing loans to total loans at December 31, 1995. At March 31, 1996, the allowance for loan losses was $3.3 million, or 52.2% of total non-performing loans, compared to $3.2 million, or 57.7% of total non-performing loans at December 31, 1995.

     Non-Interest Income. Total non-interest income increased $140 thousand to $664 thousand for the three months ended March 31,1996 from $524 thousand for the same period last year. The principal reasons for this increase were recognition of income from the collection of unaccrued interest, partially offset by a decrease in commissions from annuity sales. During 1995, in connection with the workout of a non-performing loan, the Company received full payment of the outstanding principal in accord with the terms of a bankruptcy settlement. Subsequent payments, representing unaccrued interest totalled $356 thousand during the current quarter. There were no like amounts received during the same quarter a year ago. Management is unable to predict whether there will be any future payments under this plan. In addition, commissions from sales of annuities declined $85 thousand, or 89%, during the current quarter as compared to the same quarter a year ago because the Company prioritized its resources toward developing its new branches and marketing its core products rather than selling annuities.

     Non-Interest Expense. Total non-interest expense increased 19.3% or $.6 million to $3.8 million for the current quarter ended March 31, 1996 from $3.2 million for the same period last year.

     Salaries and employee benefits expenses for the three months ended March 31, 1996, increased $593 thousand, or 39.6% compared to the same period a year ago. Of this amount, approximately $400 thousand was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's new branches. Other salary and benefits expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $100 thousand associated with the Company's Employee Stock Ownership Plan established September 29, 1995.
     Finally, salary and benefit expenses also reflect normal salary increases from salary in place in the prior year period.

     Occupancy costs increased $123 thousand, or 30.9%, for the current quarter over the same period last year. The increase was principally as a result of new lease costs for the three new branches the Company has opened since the quarter ended March 31, 1995 and the related amortization of leasehold improvements to these branches, as well as from branch maintenance required because of frequent snow storms during this past quarter.

     The remaining components of non-interest expense decreased $93 thousand, or 6.9% from $1,340,000 for the three months ended March 31, 1995 to $1,247,000 for the current quarter, with no material change or trend in any of the individual items.

     Income Taxes. The increase in income taxes of $117 thousand, or 20.9%,from the three month period a year ago was a result of the increase in taxable income from that period.

     Liquidity and Capital Resources

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLB and recently, securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities, and funds provided by operations. At March 31, 1996, the Company had total liquid assets which represented 23.6% of total assets and 33.7% of total deposits. In addition, at March 31, 1996, the Company also had available to it $9.8 million under a line of credit with the FHLB, expiring October 30, 1996, and approximately $17.0 million of excess collateral pledged with the FHLB. The Company also has approximately $235.4 million in unpledged debt, equity and mortgage-backed securities which could be used to collateralize additional borrowings. Finally, all of the Company's securities are available for sale.

     At March 31, 1996, capital resources were sufficient to meet outstanding loan commitments of $50.0 million, a securities purchase commitment of $19.6 million and commitments on unused lines of credit of $2.4 million. Certificates of deposit which are scheduled to mature in one year or less from March 31, 1996 totalled $178.0 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, experience indicates that a significant portion of such deposits should remain with the Company.

     During the three months ended March 31, 1996, investment and lending activities were the principal requirements for funding. Purchases of mortgage-backed securities exceeded principal repayments and maturities of debt and equity securities by $50.9 million. Purchase and originations of loans exceeded principal collections by $27.7 million. The principal sources of funding for these investments were increases in borrowings, net of repayments, from the FHLB of $69.6 million and an increase in deposits of $6.8 million.

     During the three months ended March 31, 1995, investment activities represented the primary funding need. Purchases of debt and equity securities exceeded maturities and principal repayments and mortgage-backed securities by $4.2 million. The principal sources of funding for these purchases were the excess of loan repayments over loan originations and cash provided by operations.

     At March 31, 1996, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's capital ratios at March 31, 1996 as compared to the minimum OTS requirements:

                            Required Capital  Actual Capital
                            ----------------  --------------
                                                             Excess of
                                                             Actual Over
                                      % of             % of  Regulatory
     (dollars in thousands) Amount   Assets   Amount  Assets Requirement

     Tangible Capital      $ 9,558    1.5%   $70,861  11.12%  $61,303
     Core Capital           25,487    4.0%    70,861  11.12%   45,374
     Risk Based Capital     16,025    8.0%    72,559  36.22%   56,534


                           PART II  OTHER INFORMATION


     Item 1.   Legal Proceedings
               There are various claims and lawsuits in which the Bank is periodically involved incidental to the Bank's business. In the opinion of management, no material loss is expected from any such pending claims or lawsuits.

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Note of Security Holders.
               None.

     Item 5.   Other Information.
               Not applicable.

     Item 6.   Exhibits and Report of Form 8-K.

     (a)       Exhibits.
               Number         Description
               ------         -----------
               27             Financial Data Schedule

     (b)       Reports on Form 8-K.
               The Registrant filed a current report on Form 8-K dated January 30, 1996 announcing the Registrant's earnings for the period ended December 31, 1995.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           STATEWIDE FINANCIAL CORP.


     Date: May 10, 1996            By:  Bernard F. Lenihan
                                        BERNARD F. LENIHAN
                                        Senior Vice President and Chief
                                        Financial Officer