Form 10-Q
period 1996-06-30
STATEWIDE FINANCIAL CORP
filed 1996-08-12
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1933



    For the Quarter Ended June 30, 1996          Commission File #0-26546


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

                                Yes X     No

    The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1996: Common Stock, No Par Value:
    5,222,533 shares outstanding.
                   STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          Three Months Ended    Six Months
                                                June 30,          Ended
                                                                 June 30,
                                             -------------     ------------
                                             1996     1995     1996     1995
                                             ----     ----     ----     ----
    INTEREST INCOME:
    Interest and fees on loans              $ 4,837 $ 3,676    $ 9,095 $ 7,288
    Interest on mortgage-backed
      securities                              5,438   3,523     10,631   7,164
    Interest and dividends on debt
      and equity securities                   1,068   1,296      2,357   2,374
    Dividends on FHLBNY stock                   109      71        199     147
                                             ------  ------     ------  ------
       Total interest and dividend
        income                               11,452   8,566     22,282  16,973
                                             ------  ------     ------  ------
    INTEREST EXPENSE:
    Deposits                                  4,156   3,698      8,406   7,091
    Borrowed funds                            1,883     764      3,262   1,510
                                             ------  ------     ------  ------
       Total interest expense                 6,039   4,462     11,668   8,601
                                             ------  ------     ------  ------
    NET INTEREST INCOME                       5,413   4,104     10,614   8,372
    Provision for loan losses                   125      65        250     139
                                             ------  ------     ------  ------
    NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                           5,288   4,039     10,364   8,233
                                             ------  ------     ------  ------
    NON-INTEREST INCOME:
    Service charges                             311     238        550     491
    Other income                                203      80        630     364
                                             ------  ------     ------  ------
       Total non-interest income                514     318      1,180     855
                                             ------  ------     ------  ------
    NON-INTEREST EXPENSE:
    Salaries and employee benefits            2,077   1,855      4,167   3,352
    Occupancy, net                              517     422      1,038     820
    Federal deposit insurance premiums          281     293        558     585
    Professional fees                           174      92        316     199
    Insurance premiums                          109      70        197     135
    Data processing fees                         88      85        150     170
    Foreclosed real estate expense, net          (5)    (25)        57     126
    Other                                       758     615      1,376   1,268
                                             ------  ------     ------  ------
       Total non-interest expense             3,999   3,407      7,859   6,655
                                             ------  ------     ------  ------
    Income before income taxes                1,803     950      3,685   2,433
    Income taxes                                649     355      1,326     915
                                             ------  ------     ------  ------
       Net income                           $ 1,154  $  595    $ 2,359 $ 1,518
                                            =======  ======    ======= =======
    Net income per share of common stock      $0.24     n/a      $0.49     n/a
                                            =======  ======    ======= =======
    Weighted average number of common
      stock outstanding                   4,853,965     n/a  4,859,075     n/a
                                          =========     ===  =========     ===

    See accompanying notes to consolidated financial statements.


                   STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (DOLLARS IN THOUSANDS)

                                                 June 30,  December 31,
                                                   1996        1995
                                                   ----        ----
                                                      (UNAUDITED)
          ASSETS
          Cash and amounts due from depository
            institutions                           $ 4,667    $ 6,553
          Federal funds sold                           100      1,650
                                                   -------    -------
             Total cash and cash equivalents         4,767      8,203
          Mortgage-backed securities available
            for sale                               315,624    260,107
          Debt and equity securities available
            for sale                                65,572     80,126
          Loans receivable, net                    268,800    195,773
          Accrued interest receivable, net           4,790      4,410
          Real estate owned, net                       560        652
          Premises and equipment, net                5,236      4,819
          Federal Home Loan Bank stock, at cost      7,921      3,627
          Excess of cost over fair value of net
            assets acquired                            189        214
          Other assets                               4,947      1,118
                                                   -------    -------
               Total assets                       $678,406   $559,049
                                                  ========   ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Liabilities:
           Deposits                               $446,404   $438,021
           Borrowed funds                          159,578     44,703
           Advance payments by borrowers for
             taxes and insurance                     1,729      1,033
           Accounts payable and other
             liabilities                             3,527      2,977
                                                   -------    -------
               Total liabilities                   611,238    486,734
                                                   -------    -------
          Shareholders' Equity                      67,168     72,315
                                                   -------    -------
          Commitments and Contingencies
               Total liabilities and
                  shareholders' equity            $678,406   $559,049
                                                  ========   ========

    See accompanying notes to consolidated financial statements


                   STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (DOLLARS IN THOUSANDS)
                                                      Six Months Ended
                                                          June 30,
                                                         ---------
                                                       1996      1995
                                                       ----      ----
    Cash flows from operating activities:
     Net income                                      $  2,359  $  1,518
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for loan losses                          250       139
       Provision for losses on real estate owned           18         2
       Depreciation and amortization                      325       234
       Net amortization of deferred premiums and
        unearned discounts                              1,032        16
      Net loss (gain) on sale of real estate owned          7       (98)
      Changes in assets and liabilities:
         (Increase) in accrued interest
          and dividends receivable                       (380)     (122)
         Increase (decrease) in accrued interest
          payable                                         205       (10)
         (Increase) in other assets                      (392)     (905)
         Increase in accounts payable and other
          liabilities                                     345       334
                                                      -------   -------
              Net cash provided by operating
               activities                               3,769     1,108
                                                      -------   -------
    Cash flows from investing activities:
     Principal collections and repayments of loans     18,230    12,029
     Purchase of loans                                (63,342)   (2,425)
     Origination of loans                             (28,322)   (7,441)
     Principal repayments from mortgage-backed
      securities                                            0     9,926
     Principal repayments from mortgage backed
      securities available for sale                    34,604       361
     Purchase of mortgage-backed securities           (97,900)        0
     Purchase of debt and equity securities                 0   (16,000)
     Proceeds from maturities of debt securities       13,000     2,000
     (Purchase) redemption of FHLBNY stock             (4,294)      167
     Proceeds from sale of real estate owned              225       941
     Purchases of premises and equipment                 (742)     (872)
                                                      -------   -------
              Net cash (used in) investing
               activities                            (128,541)   (1,314)
                                                      -------   -------
    Cash flows from financing activities:
     Net increase in deposits                           8,383    13,158
     Repayment of borrowings                         (100,514)  (63,400)
     Borrowings and advances                          215,389    52,350
     Increase in advance payments by
      borrowers for taxes and insurance                   696        20
     Purchase of treasury stock                        (2,618)        0
                                                      -------   -------
              Net cash provided by financing
               activities                             121,336     2,128
                                                      -------   -------
              Net (decrease) increase in cash
               and cash equivalents                    (3,436)    1,922
    Cash and cash equivalents at beginning of
     period                                             8,203     8,059
                                                      -------   -------
    Cash and cash equivalents at end of period        $ 4,767   $ 9,981
                                                      =======   =======
    Supplemental disclosures of cash flow
     information:
     Cash paid during the period for:
       Income taxes                                   $ 1,076   $ 1,349
                                                      =======   =======
       Interest                                       $11,277   $ 8,645
                                                      =======   =======
    Non-cash investing and financing activities:
     Unrealized (loss) gain ,net of income tax,
      on securities available for sale                $(5,301)  $    84
                                                      =======   =======

     Transfer from loans receivable to real
      estate owned, net                               $   158   $   511
                                                      =======   =======


    See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at June 30, 1996. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

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


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                     June 30, December 31,
                                                       1996       1995
                                                       ----       ----
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                    $   -      $   -
     Common Stock, no par value, 12,000,000
       shares authorized; 5,058,152 shares issued
       at June 30, 1996 and 5,269,752 shares at
       December 31, 1995                                  -          -
     Additional paid in capital                        50,865     50,770
     Unallocated ESOP shares                           (3,914)    (4,232)
     Retained earnings - substantially restricted      25,896     23,537
     Treasury stock, held for re-issue under
       Management Recognition and Retention Plans      (2,618)       -
     Net unrealized (loss) gain on securities
       available for sale, net of income tax           (3,061)     2,240
                                                      -------    -------
        Total shareholders' equity                    $67,168    $72,315
                                                      =======    =======

     3. Director and Employee Benefit Plans

     On May 15, 1996 the Company's shareholders approved the 1996 Incentive Stock Option Plan; the 1996 Stock Option Plan for Outside Directors; the Recognition and Retention Plan for Executive Officers and Employees; and the Recognition and Retention Plan for Outside Directors (the "Stock Option" and the "RRP" plans). These plans were approved on June 12, 1996 by the OTS. The RRP plans allow grants of up to 211,600 shares of the Company's Common Stock; and the Stock Option plans allow grants of options to purchase up to 529,000 shares of the Company's Common Stock.

     Prior to June 30, 1996, the Company purchased, on the open market, 211,600 shares of its Common Stock, of which 199,881 shares were re-issued in July 1996 to employees and outside directors under the terms of the RRP plans.

     During June 1996, 389,980 options were granted to employees and outside directors under the terms of the Stock Option plans. The options permit the holders to purchase shares of the Company's Common Stock at an exercise price of $12.1875 per share. There were no options subject to exercise as of June 30, 1996.

     4.  Stock Repurchase Program

     On July 16, 1996 the Company received approval from the OTS to repurchase up to 263,488 shares of its Common Stock in the open market. The Company completed such purchases by the end of July 1996, at prices ranging from $11.75 to $11.9375 per share. The Company intends to retire these shares upon receipt.

     5.  Net Income Per Share

     On September 29, 1995 the Company completed an initial public offering of its common stock. Accordingly, net income per share calculations for any period prior to September 30, 1995 did not exist.


     6.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                                  June 30,  December 31,
                                                    1996        1995
                                                    ----        ----
                                                  (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                                  $6,322     $4,974
       Accruing                                        755        647
                                                    ------     ------
     Total net loans delinquent 90 days or more     $7,077     $5,621
                                                    ======     ======
     Loans delinquent 90 days or more as a
     percentage of total net loans outstanding       2.63%     2.87%
                                                     ====      ====

     An analysis of the allowance for loan losses for the periods ended June 30, 1996 and 1995 were as follows:

                                          THREE MONTHS       SIX MONTHS
                                              ENDED             ENDED
                                          ------------       ----------

                                        June 30, June 30, June 30, June 30,
                                          1996     1995     1996     1995
                                          ----     ----     ----    -----
                                              (Dollars in thousands)
     Balance at beginning of period       $3,331  $3,048    $3,241  $3,062
     Provision charged to operations         125      65       250     139
     Charge offs, net                        (45)    (70)      (80)   (158)
                                           ------  ------   ------  ------
        Balance at end of period           $3,411  $3,043   $3,411  $3,043
                                           ======  ======   ======  ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
            SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or for the   At or for the
                                             Three Months     Six Months
                                                 Ended           Ended
                                               June 30,        June 30,
                                               ---------       ---------
                                             1996    1995    1996     1995
                                             ----    ----    ----     ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                  .70%    .50%    .74%    .64%
     Return on Average Equity                 6.79%  10.62%   6.74%  13.82%
     Shareholders' Equity to Assets           9.90%   4.74%   9.90%   4.74%
     Net Interest Rate Spread (2)             2.92%   3.50%   2.93%   3.56%
     Net Interest Margin (3)                  3.37%   3.57%   3.40%   3.67%
     Non-Interest Income to Average Assets     .31%    .27%    .37%    .36%
     Non-Interest Expense to Average Assets   2.43%   2.86%   2.46%   2.81%
     Efficiency Ratio (4)                    70.99%  78.20%  71.32%  73.23%
     Average Interest Earning Assets to
      Average Interest Bearing Liabilities  112.07% 102.52% 112.69% 103.57%

                                                  June 30,   December 31,
                                                    1996         1995
                                                    ----        ------
     REGULATORY CAPITAL RATIOS:
     Tangible Capital Ratio                        10.42%        10.28%
     Core Capital Ratio                            10.42%        10.28%
     Risk-Based Capital Ratio                      31.00%        32.88%

     ASSET QUALITY RATIOS:
     Non-Performing Loans to Total Net
       Loans                                        2.63%         2.87%
     Non-Performing Loans to Total Assets           1.04%         1.01%
     Non-Performing Assets to Total Assets          1.13%         1.12%
     Allowance for Loan Losses to Non-
       performing Loans                            48.20%        57.66%
     Allowance for Loan Losses to Total
       Net Loans                                    1.27%         1.66%

     OTHER DATA:
     Number of Deposit Accounts                    51,419        50,062
     Number of Offices                                 16            15

     Notes to Selected Financial Ratios

     (1)  Ratios are annualized where appropriate.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest-bearing liabilities.

     (3) Net interest margin represents net interest income as a percent of average interest-earning assets.

     (4) Efficiency ratio represents total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.


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

     For the quarter ended June 30, 1996, the Company had net income of $1,154,000, or $0.24 per share, as compared to net income of $595,000 for the same period last year. For the six months ended June 30, 1996, the Company had net income of $2,359,000, or $0.49 per share, as compared to $1,518,000 for the prior year's period. These increases primarily reflect the continued growth in the Company's balance sheet, made possible through the infusion of new capital into the Company from the September 1995 initial public offering, partially offset by the continuing efforts of the Company to position itself for the growth it has experienced.

     The Company completed its initial public offering of its common stock on September 29, 1995. Accordingly, per share data did not exist for the prior period.

     Net income for the quarter ended June 30, 1996 was $51,000 less than the $1,205,000 of net income realized during the quarter ended March 31, 1996. This difference was primarily the result of non-recurring net income of $228,000 during the first quarter versus $108,000 during the second quarter of 1996. Net interest income increased $212,000, or 4.1%, between quarters, primarily as a result of growth in the loan portfolio which was principally financed by short term borrowings. Additionally, non-interest expense increased $139,000, or 3.6%, chiefly because of marketing expenses.


                              FINANCIAL CONDITION

     At June 30, 1996 shareholders' equity amounted to $67.2 million compared to $72.3 million at December 31, 1995. The ratio of shareholders' equity to total assets was 9.9% at June 30, 1996 compared to 12.94% at December 31, 1995. The $5.1 million decrease in shareholders' equity at June 30, 1996 from December 31, 1995 resulted principally from four factors. During June 1996, the Company purchased 211,600 shares of its stock on the open market for $2.6 million, of which 199,881 shares were re-issued in July 1996 under management recognition and retention plans. The Company also incurred a $5.3 million (net of tax) decrease in the market value of its investment portfolio, all of which it classifies as available for sale.
     Partially offsetting these decreases were income of $2.4 million and allocation of the Company's Employee Stock Ownership Plan ("ESOP") shares of $0.4 million.

     Total assets at June 30, 1996 were $678.4 million, an increase of $119.4 million from December 31, 1995. Investment activities and lending activities were the principal reasons for this growth. The growth was primarily funded through additional short term borrowing over amounts outstanding at December 31, 1995.

     Loans receivable, net, increased $73.0 million to $268.8 million at June 30, 1996 from $195.8 million at December 31, 1995. The primary increase was in one to four family first mortgage loans which increased by $62.5 million, net of amortization, from December 31, 1995. During the six month period, the Company purchased $63.3 million of loans and originated $28.3 million. These loans have anticipated yields of 7.18% based upon estimated prepayment speeds at June 30, 1996. Investments at June 30, 1996 were $381.2 million, a $41.0 million increase from the December 31, 1995 balance of $340.2 million. This growth resulted from continuation of the Company's strategy of leveraging its excess capital. During the six months ended June 30, 1996, the Company purchased $97.9 million of mortgage-backed securities which had average lives, considering expected prepayments, consistent with five and ten year Treasury instruments.

     Asset growth during the periods since December 31, 1995 has been primarily funded with short term borrowing, as supplemented by deposit growth. Short term borrowing increased $114.9 million during the six month period to $159.6 million at June 30, 1996. The borrowing is primarily comprised of overnight borrowing with the Federal Home Loan Bank of New York (the "FHLB"), and securities sold under agreements to repurchase. Costs for these borrowings approximated 5.43% at June 30, 1996. All of these borrowings mature before September 30, 1996 and it is the intention of the Company to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the fourth calendar quarter of 1996.

     Other assets increased $3.8 million, from $1.1 million at December 31, 1995 to $4.9 million at June 30, 1996, primarily because of the Federal income tax benefit associated with unrealized loss on investments recorded as of June 30, 1996.

     Deposits grew $8.4 million from $438.0 million at December 31, 1995 to $446.4 million at June 30, 1996. Within this growth, core deposits increased 7.5%, or $16.2 million. The change in core deposits was the result of 1)marketing efforts by the Company as it has opened three branches since May 1995, and established deposit agreements with several affinity groups, and 2)transfers of balances from depositors who preferred the liquidity of lower cost savings accounts to the lower certificates of deposit ("CD") market interest rates which were being offered during much of the period.

                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     Net Income. For the three months ended June 30, 1996, net income increased by $559 thousand, or 93.9%, to $1,154,000 from $595 thousand for the same period last year. The increase in net income was primarily a result of an increase in net interest income partially offset by an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $2.9 million, or 33.7%, to $11.5 million for the three months ended June 30, 1996 from $8.6 million for the three months ended June 30, 1995. This growth in interest income is the result of a $179.4 million, or 38.7%, increase in the average balance of total interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.13% during the current quarter, compared to 7.40% during the quarter ended June 30, 1995. The change in the average balances of interest-earning assets between the prior year quarter and this quarter was principally affected by: 1)investment of the proceeds from the Company's initial public offering at the end of September 1995, and 2) investment of funds borrowed from the FHLB during the period since the Company's initial public offering, partially offset by 3)mortgage loan and mortgage-backed securities principal amortization and prepayments. Interest-earning assets most affected by this net increase in average balances were mortgage-backed securities and first mortgage loans.
     The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     Interest Expense. Interest expense increased $1.6 million, or 35.3%, during the current quarter compared to the same quarter a year ago. Interest expense on deposits increased $457 thousand, or 12.4%, and interest expense on borrowed funds increased $1.1 million, or 146.5%. The average balance of interest-bearing deposits increased $32.4 million, or 8.1%, for the quarter ended June 30, 1996 over the same quarter in the prior year. In addition, the average cost of the interest-bearing deposits grew to 3.83% for the quarter ended June 30, 1996 as compared to 3.68% for the same period in the previous year. This cost increase primarily reflects a change in the Company's savings accounts interest rates, which resulted as the Company opened its three new branches. The Company paid bonuses to statement savings rates, on a limited basis, to customers of those new branches. Also, during 1995 the Company started to market its products, including deposits, to affinity groups. Under this program, the Company offers a higher statement savings rate which is tied to the three month U.S. Treasury rate. The Company believes that the higher interest rate is economically feasible since service under this program is principally electronic, and has limited operational and incremental costs. This program also has the advantage of soliciting new customers with profiles to match loan products the Company is marketing.

     The average balance of borrowed funds increased $98.1 million, or 239% from the same quarter a year ago, while the weighted average borrowing cost decreased 203 basis points from 7.44% to 5.41%. The increase in borrowing reflects implementation of the Company's strategy to leverage its excess capital, and this growth, along with the capital provided through the Company's initial public offering, funded the increase in assets which has occurred since June 30, 1995. The decrease in the weighted average cost of borrowing reflects lower short term rates during the period since June 30, 1995, and the effect of prepayment of higher cost debt in December 1995. The borrowings outstanding at June 30, 1996 have a weighted average cost of 5.43% at that date, and all mature before September 30, 1996. It is the Company's intention to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the fourth calendar quarter of 1996.

     Net Interest Income. For the quarter ended June 30, 1996 net interest income increased $1,309,000, or 31.9%, over the comparable period last year. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current quarter, net interest margin, which is interest income as a percentage of average interest-earning assets, decreased to 3.37% from 3.57% during the quarter ended June 30, 1995. This decrease is the result of lower yield realized during the current quarter and increased borrowings to leverage the Company's capital during this quarter than the same quarter a year ago. The Company invested approximately $75 million during this quarter, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $12 million during the quarter ended June 30, 1995. The interest rate environment during the current quarter was lower than that reflected in the investments and loans which matured and paid down during the current quarter. In addition, net interest income includes higher borrowing costs for this quarter over that incurred in the same period last year.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended June 30, 1996 and 1995. The average balance of loans includes non-accrual loans, and the yields include loan fees which are considered adjustments to yields.

     Table 1

                                            Three Months Ended June 30,
                                      --------------------------------------
                                          1996                     1995
                                 ----------------------    ---------------------
                                 Average Interest Average Average Interest Average
                                 Balance           Yield/ Balance           Yield/
                                                   Cost                     Cost
                                 ------- --------  ----   ------- --------   ----
     Assets
      Interest-earning:
       First Mortgage Loans      $208,257  $3,995   7.67% $143,692  $3,014   8.39%
       Consumer and Other Loans    35,864     842   9.39%   25,805     662  10.26%
       Mortgage-backed
        Securities                324,367   5,438   6.71%  201,696   3,523   6.99%
       Debt Securities             66,575   1,064   6.39%   85,209   1,252   5.88%
       Money Market Investments       317       4   5.05%    2,958      44   5.95%
       FHLBNY Stock                 7,007     109   6.22%    3,628      71   7.83%
                                  -------  ------          -------  ------
     Total Interest-earning
      Assets                      642,382 $11,452   7.13%  462,988  $8,566   7.40%
                                          =======                   ======
      Non-interest-earning
       Assets                      16,364                   14,114
                                  -------                  -------
          Total Assets           $658,746                 $477,102
                                 ========                 ========

     Liabilities and
      Shareholders' Equity:
      Interest-bearing
       Liabilities:
        Savings Accounts         $129,654 $   920   2.84% $110,330 $   678   2.46%
        NOW                        44,983     316   2.81%   45,215     317   2.80%
        Money Market               45,103     340   3.02%   41,489     280   2.70%
        Certificates              214,268   2,580   4.82%  204,605   2,423   4.74%
        Borrowed Funds            139,164   1,883   5.41%   41,082     764   7.44%
                                 --------  ------         --------  ------
     Total Interest-bearing
      Liabilities                 573,172 $ 6,039   4.21%  442,721  $4,462   4.03%
                                 -------- =======         --------  ======
      Non-interest-bearing
       Deposits                    12,774                    8,973
      Other Non-interest-bearing
       Liabilities                  4,813                    3,540
                                 --------                 --------
      Total Non-interest-earning
       Liabilities                 17,587                   12,513
                                 --------                 --------
          Total Liabilities       590,759                  455,234
     Shareholders' Equity          67,987                   21,868
                                 --------                 --------
     Total Liabilities and
      Shareholders' Equity       $658,746                 $477,102
                                 ========                 ========

     Provision for Loan Losses. The provision for loan losses increased by $60 thousand to $125 thousand for the three months ended June 30, 1996 from $65 thousand for the same period last year. The provision for the three months ended June 30, 1996 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. Although management believes that both the provision incurred during the quarter ended June 30, 1996 and the balance of the allowance for loan losses are adequate, future additions to the allowance may be necessary based upon changes in economic condition, or the credit worthiness of borrowers and the value of collateral underlying loans. As of June 30, 1996, non-performing loans increased $.7 million, or 10.9%, to $7.1 million from $6.4 million at March 31, 1996. These non-performing loans represent 2.63% of total net loans outstanding at June 30, 1996 compared to a 2.86% ratio of non-performing loans to total net loans at March 31, 1996. At June 30, 1996, the allowance for loan losses was $3.4 million, or 48.2%, of total non-performing loans, compared to $3.3 million, or 52.2%, of total non-performing loans at March 31, 1996.

     Non-Interest Income. Total non-interest income increased $196 thousand to $514 thousand for the three months ended June 30, 1996 from $318 thousand for the same period last year. The principal reason for this increase was recognition of income from the collection of unaccrued interest. During 1995, in connection with the workout of a non-performing loan, the Company received full payment of the outstanding principal in accord with the terms of a bankruptcy settlement. Subsequent payments, representing unaccrued interest totalled $169 thousand during the current quarter. There were no like amounts received during the same quarter a year ago. All unaccrued interest has now been paid to the Company under this plan.

     Non-Interest Expense. Total non-interest expense increased 17.4%, or $.6 million, to $4.0 million for the current quarter ended June 30, 1996 from $3.4 million for the same period last year.

     Salaries and employee benefits expenses for the three months ended June 30, 1996, increased $222 thousand, or 12.0%, compared to the same period a year ago. Of this amount, approximately $141 thousand was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's new branches. Other salary and benefits expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $201 thousand associated with the Company's ESOP established September 29, 1995. Finally, salary and benefit expenses also reflect normal salary increases from salary in place in the prior year period.

     Occupancy costs increased $95 thousand, or 22.5%, for the current quarter over the same period last year. The increase was principally a result of new lease costs for the three new branches the Company has opened since the quarter ended June 30, 1995 and the related amortization of leasehold improvements to these branches.

     Professional fees increased $82 thousand, or 89.1%, for the three months ended June 30, 1996 over the three months ended June 30, 1995, principally as the result of marketing and computer system studies performed. In addition, legal fees have increased because of the ongoing requirements of a public company whereas in the same quarter a year ago, the Company was not publicly owned.

     Other non-interest expense increased $143 thousand, or 23.3%, for the current quarter versus the same quarter a year ago, principally because of advertising and promotional expenses in conjunction with the build up of core deposits and the promotion of loan growth.

     Income Taxes. The increase in income taxes of $294 thousand, or 82.8%, from the three month period a year ago was a result of the increase in taxable income from that period.


     SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

     Net Income. For the six months ended June 30, 1996, net income increased by $841 thousand, or 55.4%, to $2,359,000 from $1,518,000 for the same period last year. The increase in net income was primarily a result of an increase in net interest income partially offset by an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $5.3 million, or 31.3%, to $22.3 million for the six months ended June 30, 1996 from $17.0 million for the six months ended June 30, 1995. This growth in interest income is the result of a $163.1 million, or 35.4%, increase in the average balance of total interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.15% during the current period, compared to 7.37% during the six months ended June 30, 1995. The change in the average balances of interest-earning assets between the prior year period and this period was principally affected by: 1)investment of the proceeds from the Company's initial public offering at the end of September 1995, and 2) investment of funds borrowed from the FHLB during the period since the Company's initial public offering, partially offset by 3)mortgage loan and mortgage-backed securities principal amortization and prepayments. Interest-earning assets most affected by this net increase in average balances were mortgage-backed securities and first mortgage loans. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     Interest Expense. Interest expense increased $3.1 million, or 35.7%, during the current six month period compared to the same period a year ago. Interest expense on deposits increased $1.3 million, or 18.5%, and interest expense on borrowed funds increased $1.8 million, or 116.0%. The average balance of interest-bearing deposits increased $33.3 million, or 8.3%, for the six months ended June 30, 1996 over the same six months in the prior year. In addition, the average cost of the interest-bearing deposits grew to 3.88% for the six months ended June 30, 1996 as compared to 3.55% for the same period in the previous year. This cost increase reflects a change in the mix of deposits, which began during 1994 when interest rates rose. The Company started offering market competitive CD rates, generally for terms of less than 18 months, in conjunction with advertising campaigns geared toward reemphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. Subsequently, as the Company opened its three new branches, it continued with these rate offerings as well as paying bonuses to statement savings rates, on a limited basis, to customers of those new branches. Also, during 1995 the Company started to market its products, including deposits, to affinity groups. Under this program, the Company offers a higher statement savings rate which is tied to the three month U.S. Treasury rate.

     The average balance of borrowed funds increased $79.7 million, or 196% from the same six month period a year ago, while the weighted average borrowing cost decreased 200 basis points from 7.41% to 5.41%. The increase in borrowing reflects implementation of the Company's strategy to leverage its excess capital, and this growth, along with the capital provided through the Company's initial public offering, funded the increase in assets which has occurred since March, 1995. The decrease in the weighted average cost of borrowing reflects lower short term rates during the period since March, 1995, and the effect of prepayment of higher cost borrowings in December 1995.

     Net Interest Income. For the six months ended June 30, 1996 net interest income increased $2,242,000, or 26.8% over the comparable period last year. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current six month period, net interest margin decreased to 3.40% from 3.67% during the six months ended June 30, 1995. This decrease is the result of lower yield realized during the current period and more borrowings to leverage the Company's capital during this period than the same period a year ago. The Company invested approximately $194 million during the six months ended June 30, 1996, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $26 million during the six months ended June 30,1995. The interest rate environment during the current six month period was lower than that reflected in the investments and loans which matured and paid down during that period. In addition, net interest income includes higher borrowing costs for this six months over that incurred in the same period last year.

     Table 2 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the six months ended June 30, 1996 and 1995. The average balance of loans includes non-accrual loans, and the yields include loan fees which are considered adjustments to yields.

     Table 2

                                             Six Months Ended June 30,
                                      --------------------------------------
                                           1996                      1995
                                  ----------------------     ---------------------
                                 Average  Interest Average Average Interest Average
                                 Balance            Yield/ Balance           Yield/
                                                    Cost                     Cost
                                  ------- -------   ----   ------- --------   ----
     Assets
      Interest-earning:
       First Mortgage Loans      $192,183  $ 7,498  7.80%  $144,519 $6,006   8.31%
       Consumer and Other Loans    33,696    1,597  9.48%    25,360  1,282  10.11%
       Mortgage-backed Securities 318,638   10,631  6.67%   204,092  7,164   7.02%
       Debt Securities             71,683    2,330  6.50%    79,704  2,285   5.73%
       Money Market Investments       981       27  5.50%     3,046     89   5.84%
       FHLBNY Stock                 6,301      199  6.32%     3,672    147   8.01%
                                  -------   ------          ------- ------
     Total Interest-earning
      Assets                      623,482  $22,282  7.15%   460,393$16,973   7.37%
                                           =======                 =======
      Non-interest-earning Assets  16,172                    13,990
                                  -------                   -------
          Total Assets           $639,654                  $474,383
                                 ========                  ========

     Liabilities and
      Shareholders' Equity:
      Interest-bearing
       Liabilities:
        Savings Accounts         $126,509   $1,743  2.76%  $110,583 $1,376   2.49%
        NOW                        44,745      625  2.79%    48,448    679   2.80%
        Money Market               44,639      668  2.99%    41,394    534   2.58%
        Certificates              216,900    5,370  4.95%   199,045  4,502   4.52%
        Borrowed Funds            120,486    3,262  5.41%    40,747  1,510   7.41%
                                  -------   ------          -------  -----
     Total Interest-bearing
      Liabilities                 553,279  $11,668  4.22%   440,217 $8,601   3.91%
                                  -------  =======          ------- ======
      Non-interest-bearing
       Deposits                    11,653                     8,835
      Other Non-interest-bearing
       Liabilities                  4,759                     3,634
                                  -------                   -------
      Total Non-interest-earning
       Liabilities                 16,412                    12,469
                                  -------                   -------
          Total Liabilities       569,691                   452,686
     Shareholders' Equity          69,963                    21,697
                                  -------                   -------
     Total Liabilities and
      Shareholders' Equity       $639,654                  $474,383
                                 ========                  ========

     Provision for Loan Losses. The provision for loan losses increased by $111 thousand to $250 thousand for the six months ended June 30, 1996 from $139 thousand for the same period last year. The provision for the six month periods was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. As of June 30, 1996, non-performing loans increased $1.5 million, or 25.9%, to $7.1 million from $5.6 million at December 31, 1995. These non-performing loans represent 2.63% of total net loans outstanding at June 30, 1996 compared to a 2.87% ratio of non-performing loans to total net loans at December 31, 1995. At June 30, 1996, the allowance for loan losses was $3.4 million, or 48.2%, of total non-performing loans, compared to $3.2 million, or 57.7%, of total non-performing loans at December 31, 1995.


     Non-Interest Income. Total non-interest income increased $325 thousand to $1,180,000 for the six months ended June 30, 1996 from $855 thousand for the same period last year. The principal reasons for this increase were recognition of income from the collection of unaccrued interest, partially offset by a decrease in commissions from annuity sales. During 1995, in connection with the workout of a non-performing loan, the Company received full payment of the outstanding principal in accord with the terms of a bankruptcy settlement. Subsequent payments, representing unaccrued interest, totalled $525 thousand during the current six month period. There were no like amounts received during the same period a year ago. All unaccrued interest has now been paid to the Company under this plan. In addition, commissions from sales of annuities declined $108 thousand during the six months ended June 30, 1996 as compared to the same six months a year ago because the Company redirected its resources toward developing its new branches and marketing its core products rather than selling annuities.

     Non-Interest Expense. Total non-interest expense increased 18.1%, or $1.2 million, to $7.9 million for the six months ended June 30, 1996 from $6.7 million for the same period last year.

     Salaries and employee benefits expenses for the six months ended June 30, 1996, increased $815 thousand, or 24.3%, compared to the same period a year ago. Of this amount, approximately $424 thousand was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's new branches. Other salary and benefits expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $307 thousand associated with the Company's ESOP established September 29, 1995. Finally, salary and benefit expenses also reflect normal salary increases from salary in place in the prior year period.

     Occupancy costs increased $218 thousand, or 26.6%, for the six months ended June 30, 1996 over the same period last year. The increase was principally a result of new lease costs for the three new branches the Company has opened since the quarter ended March 31, 1995 and the related amortization of leasehold improvements to these branches, as well as from branch maintenance required because of frequent snow storms during the first quarter of 1996.

     The remaining components of non-interest expense increased $171 thousand, or 6.8%, from $2,483,000 for the six months ended June 30, 1995 to $2,654,000 for the current six month period, primarily as a result of marketing and advertising studies and promotional expense incurred during the current period.

     Income Taxes. The increase in income taxes of $411 thousand, or 44.9%, from the six month period a year ago was a result of the increase in taxable income from that period.

     THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND MARCH 31, 1996

     Net Income. For the three months ended June 30, 1996, net income decreased by $51 thousand, or 4.2%, to $1,154,000 from $1,205,000 for the preceding quarter, the three months ended March 31, 1996. The decrease in net income was primarily a result of a decrease in non-recurring non-interest income and an increase in non-interest expense, partially offset by an increase in net interest income.

     Interest Income. Total interest and dividend income increased $622 thousand, or 5.7%, to $11.5 million for the three months ended June 30, 1996 from $10.8 million for the three months ended March 31, 1996. This growth in interest income is the result of a $37.8 million, or 6.3%, increase in the average balance of total interest-earning assets over the preceding quarter, partially offset by a decrease in the average yield on total interest-earning assets to 7.13% during the current quarter, compared to 7.17% during the three months ended March 31, 1996. The change in the average balances of interest-earning assets between the prior period and this period was principally affected by: 1)the purchase and origination of $53.9 million of loans during the current quarter, and 2)the purchase of $19.7 million of mortgage-backed securities, offset by principal amortization and prepayments on mortgage-backed securities and debt securities. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     Interest Expense. Interest expense increased $410 thousand, or 7.3%, during the current three month period compared to the preceding quarter. Interest expense on deposits decreased $94 thousand, or 2.2%, and interest expense on borrowed funds increased $504 thousand, or 36.5%. The average balance of deposits increased $2.4 million, or 0.6%, for the three months ended June 30, 1996 over the preceding three month period. In addition, the average cost of the deposits decreased to 3.83% for the three months ended June 30, 1996 as compared to 3.94% for the three months ended March 31, 1996. This cost decrease primarily reflects management's decision to reduce rates being paid on certificates of deposit, rather than renewing them at higher promotional rates which were being offered during late 1994 and through 1995. During 1994 and 1995, the Company had started offering market competitive CD rates, generally for terms of less than 18 months, in conjunction with advertising campaigns geared toward reemphasizing the Company's presence in its markets. The effect of the interest rate reduction on certificates of deposit was partially offset by increases in the average interest rates paid on the Company's savings accounts, as the Company continued its marketing and promotional efforts to increase its core accounts. During the current quarter, interest expense reflects the full effect of the promotional rates it offered to new customers of its Hoboken, New Jersey branch, opened March 9, 1996. In addition, rates offered to its customers under the affinity group program are tied to the three month Treasury rates, which are higher this quarter than last quarter.

     The average balance of borrowed funds increased $37.4 million, or 36.7%, from the three months ended March 31, 1996, while the weighted average borrowing cost decreased from 5.42% to 5.41%. The increase in borrowing reflects the continued implementation of the Company's strategy to leverage its excess capital, and this growth, funded the increase in interest earning assets which has occurred since March 31, 1996.

     Net Interest Income. For the three months ended June 30, 1996, net interest income increased $212 thousand, or 4.1%, over the preceding three month period. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current three month period, net interest margin decreased to 3.37% from 3.44% during the three months ended March 31, 1996. This decrease is the result of lower yield realized during the current period and more borrowings to leverage the Company's capital during this period than the preceding quarter. The Company invested approximately $73.5 million during the three months ended June 30, 1996, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $119 million during the three months ended March 31, 1996. While the interest rate environment during the current three month period was generally higher than the preceding quarter, it was still lower than that reflected in the investments and loans which matured and paid down during this quarter. In addition, net interest income includes higher borrowing costs for this quarter over that incurred in the preceding quarter.

     Table 3 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended June 30, 1996 and the three months ended March 31, 1996. The average balance of loans includes non-accrual loans, and the yields include loan fees which are considered adjustments to yields.

     Table 3

                                                Three Months Ended
                                       --------------------------------------
                                      June 30, 1996            March 31,1996
                                  ----------------------   ---------------------
                                  AverageInterest Average Average InterestAverage
                                  Balance          Yield/ Balance          Yield/
                                                   Cost                    Cost

     Assets
      Interest-earning:
       First Mortgage Loans      $208,257   $3,995  7.67% $176,106   $3,503  7.96%
       Consumer and Other Loans    35,864      842  9.39%   31,527      755  9.58%
       Mortgage-backed Securities 324,367    5,438  6.71%  312,907    5,193  6.64%
       Debt Securities             66,575    1,064  6.39%   76,795    1,266  5.59%
       Money Market Investments       317        4  5.05%    1,644       23  5.60%
       FHLBNY Stock                 7,007      109  6.22%    5,595       90  6.43%
                                  -------   ------         -------   ------
     Total Interest-earning
      Assets                      642,382  $11,452  7.13%  604,574  $10,830  7.17%
                                           =======                  =======
      Non-interest-earning Assets  16,364                   15,989
                                  -------                  -------
          Total Assets           $658,746                 $620,563
                                 ========                 ========

     Liabilities and
      Shareholders' Equity:
      Interest-bearing
       Liabilities:
        Savings Accounts         $129,654  $   920  2.84% $123,364  $   823  2.67%
        NOW                        44,983      316  2.81%   44,506      309  2.78%
        Money Market               45,103      340  3.02%   44,174      328  2.97%
        Certificates              214,268    2,580  4.82%  219,535    2,790  5.08%
        Borrowed Funds            139,164    1,883  5.41%  101,810    1,379  5.42%
                                  -------   ------         -------   ------
     Total Interest-bearing
      Liabilities                 573,172  $ 6,039  4.21%  533,389   $5,629  4.22%
                                  -------  =======         -------   ======
      Non-interest-bearing
       Deposits                    12,774                   10,531
      Other Non-interest-bearing
       Liabilities                  4,813                    4,704
                                  -------                  -------
      Total Non-interest-earning
       Liabilities                 17,587                   15,235
                                  -------                  -------
          Total Liabilities       590,759                  548,624
     Shareholders' Equity          67,987                   71,939
                                  -------                  -------
     Total Liabilities and
      Shareholders' Equity       $658,746                 $620,563
                                 ========                 ========

     Provision for Loan Losses. There was no change in the provision for loan losses between the three months ended June 30, 1996 and the three months ended March 31, 1996. During both quarters the provision was $125 thousand. The provision for each of the three month periods was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas.

     Non-Interest Income. Total non-interest income decreased $152 thousand to $514 thousand for the three months ended June 30, 1996 from $666 thousand for the preceding quarter. The principal reason for this decrease was that less income was recognized from the collection of unaccrued interest during the current quarter than had been recognized in the preceding quarter. During 1995, in connection with the workout of a non-performing loan, the Company received full payment of the outstanding principal in accord with the terms of a bankruptcy settlement. Subsequent payments, representing unaccrued interest totalled $169 thousand during the current three month period and $356 thousand during the preceding three months ended March 31, 1996. All unaccrued interest has now been paid to the Company under this plan.

     Non-Interest Expense. Total non-interest expense increased 3.6%, or $139 thousand, to $3,999,000 for the three months ended June 30, 1996 from $3,860,000 for the preceding three months. The principal reasons for the increase were increased marketing, advertising and promotion expenses incurred as part of Company's ongoing programs to increase its core deposits and loan portfolio.

     Income Taxes. The decrease in income taxes of $28 thousand, or 4.1%, from the three months ended March 31, 1996 was a result of the decrease in taxable income from that period.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLB and recently, securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities, and funds provided by operations. At June 30, 1996, the Company had total liquid assets equal to 26.5% of total assets and 33.6% of total deposits. In addition, at June 30, 1996, the Company also had available to it $2.3 million under a line of credit with the FHLB, expiring October 30, 1996, and approximately $12.7 million of excess collateral pledged with the FHLB. The Company also has approximately $208.8 million in unpledged debt, equity and mortgage-backed securities which could be used to collateralize additional borrowings. Finally, all of the Company's securities are available for sale.

     At June 30, 1996, capital resources were sufficient to meet outstanding loan commitments of $77.3 million and commitments on unused lines of credit of $2.8 million. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1996 totalled $179.3 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, experience indicates that a significant portion of such deposits should remain with the Company.

     During the six months ended June 30, 1996, investment and lending activities were the principal requirements for funding. Purchases of mortgage-backed securities exceeded principal repayments and maturities of debt and equity securities by $50.3 million. Purchase and originations of loans exceeded principal collections by $73.4 million. The principal sources of funding for these investments were increases in borrowings, net of repayments, from the FHLB of $113.5 million and an increase in deposits of $8.4 million.

     During the six months ended June 30, 1995, investment activities represented the primary funding need. Purchases of debt and equity securities exceeded maturities and principal repayments of mortgage-backed securities by $5.7 million. The principal sources of funding for these purchases were the excess of loan repayments over loan originations and cash provided by operations.

     At June 30, 1996, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's capital ratios at June 30, 1996 as compared to the minimum OTS requirements:

                            Required Capital  Actual Capital
                            ----------------  --------------
                                                             Excess of
                                                             Actual Over
                                      % of             % of  Regulatory
     (dollars in thousands)  Amount  Assets   Amount  Assets Requirement

     Tangible Capital      $ 10,258   1.50%  $71,274  10.42%   $61,016
     Core Capital            27,354    4.0%   71,274  10.42%    43,920
     Risk Based Capital      18,835    8.0%   72,993  31.00%    54,158


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

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               During the quarter ended June 30, 1996, the Company held its annual meeting of shareholders. The following is the information required by this item:

               (a) The annual meeting of shareholders was held on May 15, 1996.

               (b) Directors Victor M. Richel and Walter G. Scott were elected to new terms on the Board of Directors expiring in 1999. The term of office of each of the following directors continues beyond the annual meeting: Maria Ramirez, Stephen R. Tilton and Thomas V. Whelan.

               (c) The following matters were voted upon at the annual meeting:

                    Proposal I - The election of Victor M. Richel and Walter G. Scott to new terms on the Board of Directors:

                           Name           Votes In Favor    Votes Against
                           ----           --------------    -------------
                     Victor M. Richel       4,723,469          46,516
                     Walter G. Scott        4,723,769          46,216


                    Proposal II - Approval of the Statewide Financial Corp. 1996 Incentive Plan:

                    Votes In Favor Votes Against  Abstentions Broker Non-Votes
                    -------------- -------------  ----------- ----------------
                       3,225,295      277,567       14,562        1,252,661


                    Proposal III - Approval of the Statewide Financial Corp. 1996 Stock Option Plan for Outside Directors:

                    Votes In Favor Votes Against  Abstentions Broker Non-Votes
                    -------------- -------------  ----------- ----------------
                       2,963,632      528,214       25,578        1,254,264

                    Proposal IV - Approval of the Statewide Financial Corp. Recognition and Retention Plan for Executive Officers and Employees:

                    Votes In Favor Votes Against  Abstentions Broker Non-Votes
                    -------------- -------------  ----------- ----------------
                       2,913,405      572,719       31,300        1,252,661


                    Proposal V - Approval of the Statewide Financial Corp. Recognition and Retention Plan for Outside Directors:

                    Votes In Favor Votes Against  Abstentions Broker Non-Votes
                    -------------- -------------  ----------- ----------------
                       3,074,689      406,326       26,183        1,262,787


     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated April 22, 1996 announcing the Registrant's earnings for the first quarter ended March 31, 1996.

                    2.) The Registrant filed a Current Report on Form 8-K dated June 13, 1996 announcing Office of Thrift Supervision approval for the Registrant's Management Recognition and Retention Plans for employees and outside directors.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           STATEWIDE FINANCIAL CORP.


     Date: August 12, 1996          By: Bernard F. Lenihan
                                        BERNARD F. LENIHAN
                                        Senior Vice President and Chief
                                        Financial Officer