Form 10-Q
period 1996-09-30
STATEWIDE FINANCIAL CORP
filed 1996-11-14
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933



     For the Quarter Ended September 30, 1996      Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1996: Common Stock, No Par Value:
     4,994,545 shares outstanding.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             Three Months     Nine Months
                                                Ended            Ended
                                             September 30,   September 30,
                                            -------------    -------------
                                              1996    1995    1996    1995
                                              ----    ----    ----    ----
     INTEREST INCOME:
     Interest and fees on loans            $ 5,844 $ 3,661 $14,939  $10,949
     Interest on mortgage-backed
       securities                            4,803   3,289  15,434   10,453
     Interest and dividends on
       investment securities                 1,067   1,547   3,424    3,921
     Dividends on FHLBNY stock                 139      72     338      219
                                            ------  ------  ------   ------
        Total interest and dividend income  11,853   8,569  34,135   25,542
                                            ------  ------  ------   ------
     INTEREST EXPENSE:
     Deposits                                4,160   4,076  12,566   11,167
     Borrowed funds                          2,205     621   5,467    2,131
                                            ------  ------  ------   ------
        Total interest expense               6,365   4,697  18,033   13,298
                                            ------  ------  ------   ------
     NET INTEREST INCOME                     5,488   3,872  16,102   12,244
     Provision for loan losses                 125     125     375      264
                                            ------  ------  ------   ------
     NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                         5,363   3,747  15,727   11,980
                                            ------  ------  ------   ------
     NON-INTEREST INCOME:
     Service charges                           319     263     869      754
     Net loss on securities                 (1,095)     -   (1,095)      -
     Other income                              113     436     743      800
                                            ------  ------  ------   ------
        Total non-interest (loss)income       (663)    699     517    1,554
                                            ------  ------  ------   ------
     NON-INTEREST EXPENSE:
     Salaries and employee benefits          2,043   1,896   6,210    5,248
     Occupancy, net                            505     471   1,543    1,291
     Federal deposit insurance premiums        253     293     811      878
     SAIF Assessment                         2,651      -    2,651       -
     Professional fees                         190     199     506      398
     Insurance premiums                         79      78     276      213
     Data processing fees                       92      80     242      250
     Foreclosed real estate expense, net        17      (2)     74      124
     Other                                     793     633   2,169    1,901
                                            ------  ------  ------   ------
        Total non-interest expense           6,623   3,648  14,482   10,303
                                            ------  ------  ------   ------
     (Loss) Income before income taxes      (1,923)    798   1,762    3,231
     Income tax (benefit) expense           (1,431)    298    (105)   1,213
                                             ------ ------  ------   ------
        Net (loss) income                   $ (492) $  500 $ 1,867  $ 2,018
                                            ======  ====== =======  =======
     Net (loss) income per share of
       common stock                         $(0.11)    n/a  $  0.39     n/a
                                            ======= ======  ======= =======
     Weighted average number of common
       stock outstanding                  4,648,450    n/a 4,788,980     n/a
                                          =========    === =========     ===
     See accompanying notes to consolidated financial statements.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                               September 30, December 31,
                                                     1996        1995
                                                     ----        ----
                                                        (UNAUDITED)
       ASSETS
       Cash and amounts due from depository
         institutions                                $ 5,719      $ 6,553
       Federal funds sold                                -          1,650
                                                     -------      -------
          Total cash and cash equivalents              5,719        8,203
       Mortgage-backed securities available
         for sale                                    251,593      260,107
       Debt and equity securities available
         for sale                                     64,893       80,126
       Loans receivable, net                         315,478      195,773
       Accrued interest receivable, net                4,438        4,410
       Real estate owned, net                            755          652
       Premises and equipment, net                     5,865        4,819
       Federal Home Loan Bank stock, at cost           7,768        3,627
       Excess of cost over fair value of net
         assets acquired                                 158          214
       Other assets                                    5,400        1,118
                                                     -------      -------
          Total assets                              $662,067     $559,049
                                                    ========     ========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       Liabilities:
        Deposits                                     442,353     $438,021
        Borrowed funds                               146,798       44,703
        Advance payments by borrowers for
          taxes and insurance                          2,079        1,033
        Accounts payable and other liabilities         5,480        2,977
                                                     -------      -------
          Total liabilities                          596,710      486,734
                                                     -------      -------
       Shareholders' Equity                           65,357       72,315
                                                     -------      -------
          Total liabilities and shareholders'
           equity                                   $662,067     $559,049
                                                    ========     ========

     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      Nine Months Ended
                                                        September 30,
                                                          ---------
                                                        1996       1995
                                                        ----       ----
     Cash flows from operating activities:
      Net income                                     $   1,867  $   2,018
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                          375        259
        Provision for losses on real estate owned           19          0
        Depreciation and amortization of premises
         and equipment                                     440        401
        Net amortization of deferred premiums and
         unearned discounts                              1,545        166
        Securities losses                                1,095          0
        ESOP and RRP plans expense                         650          0
       Net loss (gain) on sale of real estate owned          9        (60)
       Changes in assets and liabilities:
          Increase in accrued interest
           and dividends receivable                        (28)      (427)
          Increase in accrued interest payable             245         67
          Increase in other assets                      (2,391)      (681)
          Increase in accounts payable and other
           liabilities                                   2,258      1,461
                                                       -------    -------
               Net cash provided by operating
                activities                               6,084      3,204
                                                       -------    -------
     Cash flows from investing activities:
      Principal collections and repayments of loans     29,141     21,195
      Purchase of loans                               (106,333)   (14,539)
      Origination of loans                             (43,297)   (14,789)
      Principal repayments from mortgage-backed
       securities - held to maturity                         0     18,232
      Principal repayments from mortgage backed
       securities available for sale                    45,745        398
      Purchase of mortgage-backed securities           (97,900)         0
      Purchase of debt and equity securities                 0    (40,987)
      Proceeds from maturities of debt securities       14,000      7,996
      Proceeds from the sale of mortgage-backed
       securities available for sale                    54,150          0
      Purchase of FHLBNY stock                          (4,141)         0
      Proceeds from sale of real estate owned              292        949
      Purchases of premises and equipment               (1,486)    (1,079)
                                                       -------    -------
               Net cash used in investing
                activities                            (109,829)   (22,624)
                                                       -------    -------
     Cash flows from financing activities:
      Net increase in deposits                           4,332     25,960
      Repayment of borrowings                         (541,694)   (72,375)
      Borrowings and advances                          643,789     55,350
      Increase (decrease) in advance payments by
       borrowers for taxes and insurance                 1,046        (38)
      Common stock issued                                    0     46,538
      Repurchase of common stock                        (5,755)         0
      Cash dividends paid                                 (457)         0
                                                       -------    -------
               Net cash provided by financing
                activities                             101,261     55,435
                                                       -------     ------
               Net (decrease) increase in cash
                and cash equivalents                    (2,484)    36,015
     Cash and cash equivalents at beginning of
      period                                             8,203      8,059
                                                        ------     ------
     Cash and cash equivalents at end of period       $  5,719   $ 44,074
                                                      ========   ========
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
        Income taxes                                  $  1,766   $    800
                                                      ========   ========
        Interest                                      $ 17,788   $ 11,859
                                                      ========   ========
     Non-cash investing and financing activities:
      Unrealized (loss) gain ,net of income tax,
       on securities available for sale               $ (3,262)  $     98
                                                      ========   ========

      Transfer from loans receivable to real
       estate owned, net                              $    422   $    854
                                                      ========   ========

     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at September 30, 1996. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

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


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                September 30,  December 31,
                                                     1996          1995
                                                     ----          ----
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                  $   -         $   -
     Common Stock, no par value, 12,000,000 shares
       authorized; 4,994,545 shares outstanding at
       September 30, 1996 and 5,269,752 shares
       outstanding at December 31, 1995                 -             -
     Additional paid in capital                      47,611        50,770
     Unallocated Employee Stock Ownership Plan
       shares                                        (3,808)       (4,232)
     Unearned Recognition and Retention Plan
       shares                                        (2,226)          -
     Retained earnings - substantially restricted    24,946        23,537
     Treasury stock, held for reissue under
       Management Recognition and Retention Plans      (144)          -
     Net unrealized (loss) gain on securities
       available for sale, net of income tax         (1,022)        2,240
                                                    -------       -------
        Total shareholders' equity                  $65,357       $72,315
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

     During June 1996, the Company purchased, on the open market, 211,600 shares of its Common Stock, of which 199,881 shares were re-issued in July 1996 to employees and outside directors under the terms of the RRP plans.

     Also, during June 1996, 389,980 options were granted to employees and outside directors under the terms of the Stock Option plans. The options permit the holders to purchase shares of the Company's Common Stock at an exercise price of $12.1875 per share. There were no options subject to exercise as of September 30, 1996.

     4.  Stock Repurchase Program

     On July 16, 1996 the Company received approval from the OTS to repurchase up to 263,488 shares of its Common Stock in the open market. The Company completed such purchases by the end of July 1996, at prices ranging from $11.75 to $11.9375 per share. The Company retired these shares upon receipt.

     5.  Net (Loss) Income Per Share

     Per share calculations are based upon the weighted average shares outstanding for the periods presented. Common stock equivalents were not given consideration as they were anti-dilutive or immaterial. On September 29, 1995 the Company completed an initial public offering of its common stock. Accordingly, per share calculations for any period prior to September 30, 1995 did not exist.

     6.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                              September 30, December 31,
                                                   1996         1995
                                                   ----         ----
                                                (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                                  $5,167     $4,974
       Accruing                                        510        647
                                                    ------     ------
     Total net loans delinquent 90 days or more     $5,677     $5,621
                                                    ======     ======
     Loans delinquent 90 days or more as a
     percentage of total net loans outstanding       1.80%     2.87%
                                                     ====      ====



     An analysis of the allowance for loan losses for the periods ended September 30, 1996 and 1995 follows:

                                          THREE MONTHS       NINE MONTHS
                                              ENDED             ENDED
                                          SEPTEMBER 30,     SEPTEMBER 30,
                                          -------------     -------------

                                          1996     1995     1996     1995
                                          ----     ----     ----    -----
                                              (Dollars in thousands)
     Balance at beginning of period       $3,411  $3,043    $3,241  $3,062
     Provision charged to operations         125     125       375     264
     Charge offs, net                        (49)     (9)     (129)   (167)
                                          ------  ------    ------  ------
        Balance at end of period          $3,487  $3,159    $3,487  $3,159
                                          ======  ======    ======  ======


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or for the   At or for the
                                             Three Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                             -------------   -------------
                                             1996    1995    1996     1995
                                             ----    ----    ----     ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                 (.29)%    .41%   .38%    .56%
     Return on Average Equity                (3.07)%   8.64%  3.66%  12.13%
     Shareholders' Equity to Assets           9.87%   13.08%  9.87%  13.08%
     Net Interest Rate Spread (2)             2.93%    3.06%  2.93%   3.33%
     Net Interest Margin (3)                  3.35%    3.29%  3.39%   3.52%
     Non-Interest Income to Average Assets .26% .57% .33% .43% Non-Interest Expense to Average
       Assets, Exclusive of SAIF
       Assessment                             2.36%    2.99%  2.42%   2.87%
     Efficiency Ratio, Exclusive of SAIF
       Assessment (4)                        69.02%   89.00% 70.53%  78.13%
     Average Interest Earning Assets to
      Average Interest Bearing Liabilities  110.98%  105.64%112.09% 104.94%

                                                September 30,  December 31,
                                                     1996          1995
                                                     ----         ------
     REGULATORY CAPITAL RATIOS:
     Tangible Capital Ratio                         9.87%         10.28%
     Core Capital Ratio                             9.87%         10.28%
     Risk-Based Capital Ratio                      26.88%         32.88%

     ASSET QUALITY RATIOS:
     Non-Performing Loans to Total Net
       Loans                                        1.80%          2.87%
     Non-Performing Loans to Total Assets            .86%          1.01%
     Non-Performing Assets to Total Assets           .97%          1.12%
     Allowance for Loan Losses to Non-
       performing Loans                            61.42%         57.66%
     Allowance for Loan Losses to Total
       Net Loans                                    1.11%          1.66%

     OTHER DATA:
     Number of Deposit Accounts                    51,448         50,062
     Number of Offices                                 16             15

     Notes to Selected Financial Ratios:

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

     The Company had a net loss of $492,000, or $0.11 per share, for the quarter ended September 30, 1996, as a result of a pre-tax charge of $2,651,000, representing the Company's portion of a one time industry-wide assessment on thrift institutions to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment reduced net income by $1,697,000, or $0.37 per share. Exclusive of the SAIF assessment, the net income of the Company for the three months ended September 30, 1996 was $1,205,000, or $0.26 per share, as compared to $500,000 for the same quarter last year.

     Nine-month earnings to date totalled $1,867,000, or $0.39 per share. Exclusive of the SAIF assessment, the net income of the Company for the nine months ended September 30, 1996 was $3,564,000, or $0.74 per share, compared to $2,018,000 for the nine months ended September 30, 1995.

     These increases in net income, exclusive of the SAIF assessment, over similar periods in the prior year primarily reflect the continued growth in the Company's balance sheet, made possible through the infusion of new capital into the Company from the September 29, 1995 initial public offering, partially offset by the continuing efforts of the Company to position itself for the growth it has experienced.

     The Company completed its initial public offering of its common stock on September 29, 1995. Accordingly, per share data did not exist for the prior period.

     Net income for the quarter ended September 30, 1996, exclusive of the SAIF assessment was $51,000 more than the $1,154,000 of net income realized during the quarter ended June 30, 1996. This difference was primarily in net interest income as a result of growth in the loan portfolio which was principally financed by short term borrowings and through sales of mortgage-backed securities.


                               FINANCIAL CONDITION

     At September 30, 1996 shareholders' equity was $65.4 million compared to $72.3 million at December 31, 1995, and $67.2 million at June 30, 1996. The ratios of shareholders' equity to total assets were 9.9% at September 30, 1996 and June 30, 1996; and 12.9% at December 31, 1995. The $6.9 million decrease in shareholders' equity at September 30, 1996 from December 31, 1995 resulted principally from: 1) purchase on the open market, and retirement, of 263,488 shares of stock for $3.1 million, at an average price of $11.91 per share; 2) purchase of
     a)211,600 shares on the open market, of which 199,881 shares, valued at $2.3 million, were awarded under management recognition and retention plans and b)11,719 shares, valued at $144,000, that were retained as treasury stock held for reissuance under RRP plans; 3) a $3.3 million (net of tax) decrease in the market value of the investment portfolio, all of which is classified as available for sale; and 4) the third quarter dividend of $457,000. Partially offsetting these decreases were income of $1.9 million for the nine months ended September 30, 1996 and the reduction of $521,000 in the unallocated and unearned Employee Stock Ownership Plan ("ESOP") and RRP shares.

     At September 30, 1996, the Company's total assets were $662.1 million, compared to $559.0 million at December 31, 1995, and $678.4 million at June 30, 1996. The reduction in total assets during the quarter was the result of sales of mortgage-backed securities, with proceeds used to repay borrowings and to fund growth in the Company's net loan portfolio. The net loan portfolio increased $46.7 million, or 17%, to $315.5 million at September 30, 1996, compared to $268.8 million at June 30, 1996. Of this growth, one to four family residential mortgages increased 19% over June 30, 1996, or $41.1 million, primarily in adjustable rate mortgages that have five to seven year initial reset periods. In addition, commercial loans increased $5.6 million, or 63%, to $14.4 million, and consumer loans increased $371,000 or 1% compared to their June 30, 1996 balances.

     Investment in Federal Home Loan Bank of New York (the "FHLB") stock increased $4.1 million from December 31, 1995, and decreased $153,000 from June 30, 1996, to $7.8 million at September 30, 1996, as a result of requirements associated with the Company's borrowing levels at the FHLB. Other assets increased $4.3 million, from $1.1 million at December 31, 1995 and $453,000 from June 30, 1996, to $5.4 million at September 30, 1996, primarily due to the increase in the deferred tax assets related to the change in the unrealized gain on securities available for sale and excess estimated tax payments paid during the period.

     Asset growth during the nine-month period since December 31, 1995 has been primarily funded with short term borrowing, as supplemented by deposit growth. Short term borrowing increased $102.1 million from the December 31, 1995 level, and decreased $12.8 million from the amount outstanding at June 30, 1996, to $146.8 million at September 30, 1996. During this past quarter the Company has maintained, on average, higher levels of borrowings than were outstanding at quarter end. These borrowings were reduced through sales of mortgage-backed securities. Borrowed funds at September 30, 1996 is primarily comprised of securities sold to the FHLB under agreements to repurchase, and the remaining is overnight borrowing. Costs for these borrowings approximated 5.42% at September 30, 1996, and all mature before December 31, 1996. It is the intention of the Company to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the first calendar quarter of 1997.

     Deposits totalled $442.4 million at September 30, 1996, representing an increase of 1.0% from December 31, 1995, and a decrease of 0.9% from June 30, 1996. However, core deposits grew $3.4 million, or 1.3% during this quarter and $19.4 million, or 8.9% during the last nine months. During both the quarter and the year to date, interest rates paid to retail depositors have been rising within the Company's market area. In response, the Company developed products which placed emphasis on customer relationships rather than matching the most aggressively priced certificate of deposit offerings by it competition. As a result, there has been runoff in certificates of deposits primarily from depositors who do not have other accounts with the Company while core deposits have increased. In addition to product development, core deposits have increased as a result of marketing efforts by the Company as it has opened two branches since December 1995, and it has established deposit agreements with several affinity groups.


                              RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Results. The net result for the three months ended September 30, 1996, was a net loss of $492,000, or $0.11 per share, as compared to net income of $500 thousand for the same period last year. The net loss was a result of the Deposit Insurance Funds Act of 1996 (the "BIF/SAIF Act"),enacted on September 30, 1996. The BIF/SAIF Act mitigated the disparity between insurance premiums for deposits insured by SAIF and deposits insured by the Bank Insurance Fund (BIF) by assessing all institutions with SAIF insured deposits a one time charge equal to 0.657% of the institution's March 31, 1995 deposits. Immediately preceding the enactment, the Company was incurring deposit insurance expense at the rate of 23 cents per $100 of deposits. Effective January 1, 1997 the rate will be reduced to approximately 6.4 cents per $100 of deposits. Due to the one time assessment, the Company recognized $2,651,000 additional FDIC insurance expense (the "SAIF Assessment"). The effect to net income for the third quarter was a reduction of $1,697,000, or $0.37 per share. Exclusive of the SAIF Assessment, the Company had net income of $1,205,000, or $0.26 per share for the three months ended September 30, 1996 as compared to $500,000, for the same quarter last year. This increase was primarily a result of an increase in net interest income partially offset by an increase in non-interest expense. In addition, the Company recognized a charge from the reduction in the value of securities identified for sale during the quarter, and recognized income from the reversal of a tax liability which expired during the quarter.

     Interest Income. Total interest and dividend income increased $3.3 million, or 38.3%, to $11.9 million for the three months ended September 30, 1996 from $8.6 million for the three months ended September 30, 1995. This growth in interest income is the result of a $184.4 million, or 39.2%, increase in the average balance of total interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.24% during the current quarter, compared to 7.28% during the quarter ended September 30, 1995. The change in the average balances of interest-earning assets between the prior year quarter and this quarter was principally affected by: 1)investment of the proceeds for the full quarter, from the Company's initial public offering and 2) investment of funds borrowed from the FHLB during the period since the Company's initial public offering, partially offset by 3)mortgage loan and mortgage-backed securities principal amortization and prepayments. Interest-earning assets most affected by this net increase in average balances were first mortgage loans and mortgage-backed securities. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned, partially offset by a shift to higher yielding investments from money market accounts within which the common stock subscription deposits were held prior to the completion of the Company's initial public offering.

     Interest Expense. Interest expense increased $1.7 million, or 35.5%, during the current quarter compared to the same quarter a year ago. Interest expense on deposits increased $84 thousand, or 2.1%, and interest expense on borrowed funds increased $1.6 million, or 255.1%. The average balance of interest-bearing deposits increased $15.8 million, or 3.8%, for the quarter ended September 30, 1996 over the same quarter in the prior year. This growth is primarily the result of two branch openings and the marketing of products, including deposits, to affinity groups. Partially offsetting the interest expense increase from deposit growth was a reduction in the average cost of the interest-bearing deposits, which decreased to 3.85% for the quarter ended September 30, 1996, from 3.92% for the same period in the previous year, primarily because higher cost promotional certificate of deposits expired and new certificates were issued at lower rates.

     The average balance of borrowed funds increased $128.9 million, or 438%, from the same quarter a year ago, while the weighted average borrowing cost decreased 288 basis points from 8.45% to 5.57%. The increase in borrowing reflects implementation of the Company's strategy to leverage its excess capital, and this growth, along with the capital provided through the Company's initial public offering, funded the increase in assets which has occurred since September 30, 1995. The decrease in the weighted average cost of borrowing reflects lower short term rates during the period since September 30, 1995, and the effect of prepayment of higher cost debt in December 1995. The borrowings outstanding at September 30, 1996 have a weighted average cost of 5.42% at that date, and all mature before December 31, 1996. It is the Company's intention to keep its borrowing maturities short term, subject to prevailing market interest rates, at least into the first calendar quarter of 1997.

     Net Interest Income. For the quarter ended September 30, 1996, net interest income increased $1,616,000, or 41.7%, over the comparable period last year. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current quarter, net interest margin, which is net interest income as a percentage of average interest-earning assets, increased to 3.35% from 3.29% during the quarter ended September 30, 1995. The increase was a result of interest earning assets growing faster than interest bearing liabilities, because of the deployment of the proceeds from the Company's initial public offering at the end of September 1995, partially offset by lower yields realized during the current quarter and increased borrowings to leverage the Company's capital.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended September 30, 1996 and 1995. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yields.

  Table 1

                                       Three Months Ended September 30,
                                    --------------------------------------
                                       1996                      1995
                              ----------------------     ---------------------
                               Average Interest Average Average Interest Average
                               Balance           Yield/ Balance           Yield/
                                                 Cost                     Cost
                               ------- --------  ----   ------- --------  ----
  Assets
   Interest-earning:
    First Mortgage Loans       $255,292  $ 4,920  7.71%  $140,328 $2,979  8.49%
    Consumer and Other Loans     40,326      924  9.17%    27,274    682 10.00%
   Mortgage-backed Securities   285,248    4,803  6.74%   194,881  3,289  6.75%
    Debt Securities              65,467    1,064  6.50%    91,830  1,381  6.02%
    Money Market Investments        203        3  5.91%    12,763    166  5.20%
    FHLBNY Stock                  8,526      139  6.52%     3,628     72  7.94%
                                -------    -----          ------- ------
  Total Interest-earning
   Assets                       655,062  $11,853  7.24%   470,704 $8,569  7.28%
                                         =======                  ======
   Non-interest-earning
    Assets                       17,430                    16,673
                                -------                   -------
          Total Assets         $672,492                  $487,377
                               ========                  ========

  Liabilities and
   Shareholders' Equity:
   Interest-bearing
    Liabilities:
     Savings Accounts          $135,306  $   924  2.73%  $110,908$   725  2.61%
     NOW                         45,573      330  2.90%    43,826    311  2.84%
     Money Market                44,063      342  3.10%    41,727    297  2.85%
     Certificates               207,067    2,564  4.95%   219,704  2,743  4.99%
     Borrowed Funds             158,259    2,205  5.57%    29,398    621  8.45%
                               --------   ------         -------- ------
  Total Interest-bearing
   Liabilities                  590,268  $ 6,365  4.31%   445,563$ 4,697  4.22%
                               --------  =======         -------- ======
   Non-interest-bearing
    Deposits                     13,715                     9,165
   Other Non-interest-bearing
    Liabilities                   4,366                     9,514
                               --------                  --------
   Total Non-interest-earning
    Liabilities                  18,081                    18,679
                               --------                  --------
          Total Liabilities     608,349                   464,242
  Shareholders' Equity           64,143                    23,135
                               --------                  --------
  Total Liabilities and
   Shareholders' Equity        $672,492                  $487,377
                               ========                  ========

     Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1996 was $125 thousand, identical to that provided for the same period last year. The provision for the three months ended September 30, 1996 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. Although management believes that both the provision incurred during the quarter ended September 30, 1996 and the balance of the allowance for loan losses are adequate, future additions to the allowance may be necessary based upon changes in economic condition, or the credit worthiness of borrowers and the value of collateral underlying loans. As of September 30, 1996, non-performing loans decreased $1.4 million, or 19.8%, to $5.7 million from $7.1 million at June 30, 1996. These non-performing loans represent 1.80% of total net loans outstanding at September 30, 1996 compared to a 2.63% ratio of non-performing loans to total net loans at June 30, 1996. At September 30, 1996, the allowance for loan losses was $3.5 million, or 61.4%, of total non-performing loans, compared to $3.4 million, or 48.2%, of total non-performing loans at June 30, 1996.

     Non-Interest Income. Total non-interest income decreased $1,362,000, to a loss of $663,000, for the three months ended September 30, 1996 from income of $699,000, for the same period last year. The principal reason for this decrease was recognition of a charge of $1,074,000 for the reduction in value of securities identified for sale during the quarter, and sold subsequent to quarter end. These securities, with a book value of $58.6 million, had yields which approximated the Company's borrowing rates. Proceeds from this subsequent sale were used to reduce borrowing levels. The Company expects to renew borrowings for these amounts to invest into interest-earning assets upon appropriate market conditions. In addition to the recognition of this reduction in value, the Company also sold $53.3 million of securities during the three months ended September 30, 1996, and incurred a loss of $21 thousand. The effect of these losses was to reduce earnings per share by $0.15 for the three months ended September 30, 1996.

     Aside from the effect of the above described securities transactions, non-interest income for the three months ended September 30, 1996 includes $40 thousand from the collection of unaccrued interest associated with loans whose principal had been repaid, as compared with $347 thousand in the prior year's three-month period. The effect of this non-recurring income to earnings per share for the three months ended September 30, 1996 was an increase of $.01 per share. Absent these credits, non-interest income increased $40 thousand, or 11.4%, to $392 thousand for the current quarter compared to $352 thousand for the same quarter a year ago.

     Non-Interest Expense. Total non-interest expense increased 81.6%, or $3.0 million, to $6.6 million for the current quarter ended September 30, 1996 from $3.6 million for the same period last year. Exclusive of the SAIF assessment, total non-interest expense increased 8.9%, or $324 thousand, to $4.0 million for the current quarter ended September 30, 1996 from $3.6 million for the same period last year.

     Salaries and employee benefits expenses for the three months ended September 30, 1996, increased $147 thousand, or 7.8%, compared to the same period a year ago. Increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased loan administrative staff, staffing and training for the Company's new branches, provisions for additional incentive and award programs for employees at all levels of the Company, including the Company's ESOP established on September 29, 1995, along with normal salary increases accounted for the change from the prior year.

     Occupancy costs increased $34 thousand, or 7.2%, for the current quarter over the same period last year. The increase was principally a result of new lease costs for the two new branches the Company has opened since the quarter ended September 30, 1995 and the related amortization of leasehold improvements to these branches.

     Other non-interest expense increased $160 thousand, or 25.3%, for the current quarter versus the same quarter a year ago, principally because of advertising and promotional expenses in conjunction with the increase of core deposits and the promotion of loan growth.

     Income Taxes. Income taxes for the three months ended September 30, 1996 reflects a tax benefit of $1.4 million, which is the result of the tax effect of the loss incurred for the quarter then ended, and the result of the reversal of a $702,000 tax liability, previously established, which expired during the quarter. The effect of this reversal was to increase earnings per share by $0.15 per share for the three months ended September 30, 1996. Income tax expense for the three months ended September 30, 1995 is solely the result of the tax effect of the pre-tax income recognized in that quarter.


     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

     Net Income. For the nine months ended September 30, 1996, net income was $1,867,000, compared to $2,018,000 for the same period last year. The decrease in net income was a result of the BIF/SAIF Act. The effect to net income for the nine-month period was a reduction of $1,697,000, or $0.36 per share. Exclusive of the SAIF Assessment, the Company had net income of $3,564,000, or $0.74 per share for the nine months ended September 30, 1996 as compared to $2,018,000, for the same period last year. This increase was primarily a result of an increase in net interest income partially offset by an increase in non-interest expense. In addition during the current nine-month period, the Company recognized a charge from the reduction in the value of securities identified for sale, and recognized income from the reversal of a tax liability which expired during the period.

     Interest Income. Total interest and dividend income increased $8.6 million, or 33.6%, to $34.1 million for the nine months ended September 30, 1996 from $25.5 million for the nine months ended September 30, 1995. This growth in interest income is the result of a $170.2 million, or 36.7%, increase in the average balance of total interest-earning assets over the comparable period last year, partially offset by a decrease in the average yield on total interest-earning assets to 7.18% during the current period, compared to 7.34% during the nine months ended September 30, 1995. The change in the average balances of interest-earning assets between the prior year period and this period was principally affected by: 1)investment of the proceeds for the full quarter, from the Company's initial public offering at the end of September 1995, and 2) investment of funds borrowed from the FHLB during the period since the Company's initial public offering, partially offset by 3)mortgage loan and mortgage-backed securities principal amortization and prepayments. Interest-earning assets most affected by this net increase in average balances were mortgage-backed securities and first mortgage loans. The decline in average yield reflects reinvestment of mortgage principal repayments and amortization, as well as securities' maturities, at lower rates than were previously earned.

     Interest Expense. Interest expense increased $4.7 million, or 35.6%, during the current nine month period compared to the same period a year ago. Interest expense on deposits increased $1.4 million, or 12.5%, and interest expense on borrowed funds increased $3.3 million, or 156.5%. The average balance of interest-bearing deposits increased $27.5 million, or 6.8%, for the nine months ended September 30, 1996 over the same nine-month period in the prior year. Also, the average cost of interest-bearing deposits grew to 3.87% for the nine months ended September 30, 1996 as compared to 3.68% for the same period in the previous year. This cost increase primarily reflects the full period's effect of changes in the Company's cost of certificates of deposits, made when the Company began, in late 1994, to market CD's with competitive rates, generally for terms of less than 18 months, in conjunction with advertising campaigns geared toward reemphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. It continued with these rate offerings when the Company opened new branches in June and December of 1995 and March 1996. In addition, interest rates on savings accounts have increased, as a result of paying bonuses on statement savings accounts, on a limited basis, to customers of those new branches. Also, during mid third quarter of 1995 the Company started to market its products, including deposits, to affinity groups. Under this program, the Company offers a higher statement savings rate which is tied to the three month U.S. Treasury rate. The Company believes that the higher interest rate is economically feasible since service under this program is principally electronic, and has limited operational and incremental costs. This program also has the advantage of soliciting new customers with profiles to match loan products that the Company is marketing.

     The average balance of borrowed funds increased $96.1 million, or 260.0%, from the same nine-month period a year ago, while the weighted average borrowing cost decreased 221 basis points from 7.69% to 5.48%. The increase in borrowing reflects implementation of the Company's strategy to leverage its excess capital, and this growth, along with the capital provided through the Company's initial public offering, funded the increase in assets which has occurred since September 1995. The decrease in the weighted average cost of borrowing reflects refinancing in December 1995, of longer term borrowings which were originated in higher interest rate environments with lower cost, short term, 30 to 90 day instruments.

     Net Interest Income. For the nine months ended September 30, 1996 net interest income increased $3,858,000, or 31.5%, over the comparable period last year. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current nine month period, net interest margin decreased to 3.39% from 3.52% during the nine months ended September 30, 1995. This decrease is the result of a lower yield realized during the current period and more borrowings to leverage the Company's capital during this period than the same period a year ago. The Company invested approximately $251.7 million during the nine months ended September 30, 1996, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $70.3 million during the nine months ended September 30,1995. The interest rate environment during the current nine month period was lower than that reflected in the investments and loans which matured and paid down during that period. In addition, net interest income includes higher borrowing expense for the current nine-month period over that incurred in the same period last year.

     Table 2 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1996 and 1995. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yields.

  Table 2

                                        Nine Months Ended September 30,
                                    --------------------------------------
                                         1996                      1995
                                ----------------------    ---------------------
                               Average  InterestAverage  Average InterestAverage
                               Balance           Yield/  Balance          Yield/
                                                 Cost                     Cost
                               -------  -------  ----    ------- --------  ----
  Assets
   Interest-earning:
    First Mortgage Loans       $213,219  $12,425  7.77%  $143,122$ 8,985   8.37%
    Consumer and Other Loans     35,906    2,514  9.34%    25,998  1,964  10.07%
    Mortgage-backed Securities  307,508   15,434  6.69%   201,022 10,453   6.93%
    Debt Securities              69,611    3,394  6.50%    83,746  3,667   5.84%
    Money Market Investments        722       30  5.54%     6,285    254   5.39%
    FHLBNY Stock                  7,043      338  6.40%     3,657    219   7.98%
                                -------   ------          ------- ------
  Total Interest-earning
   Assets                       634,009  $34,135  7.18%   463,830$25,542   7.34%
                                         =======                 =======
   Non-interest-earning Assets   16,591                    14,884
                                -------                   -------
          Total Assets         $650,600                  $478,714
                               ========                  ========

  Liabilities and
   Shareholders' Equity:
   Interest-bearing
    Liabilities:
     Savings Accounts          $129,441  $ 2,668  2.75%  $110,691$ 2,102   2.53%
     NOW                         45,021      955  2.83%    46,907    990   2.81%
     Money Market                44,447    1,010  3.03%    41,505    831   2.67%
     Certificates               213,623    7,933  4.95%   205,932  7,244   4.69%
     Borrowed Funds             133,077    5,467  5.48%    36,964  2,131   7.69%
                                -------   ------          -------  -----
  Total Interest-bearing
   Liabilities                  565,609  $18,033  4.25%   441,999$13,298   4.01%
                                -------  =======          -------=======
   Non-interest-bearing
    Deposits                     12,340                     8,945
   Other Non-interest-bearing
    Liabilities                   4,628                     5,594
                                -------                   -------
   Total Non-interest-earning
    Liabilities                  16,968                    14,539
                                -------                   -------
          Total Liabilities     582,577                   456,538
  Shareholders' Equity           68,023                    22,176
                                -------                   -------
  Total Liabilities and
   Shareholders' Equity        $650,600                  $478,714
                               ========                  ========


     Provision for Loan Losses. The provision for loan losses increased by $111 thousand to $375 thousand for the nine months ended September 30, 1996 from $264 thousand for the same period last year. The provision for the nine months ending September 30, 1996 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas. As of September 30, 1996, non-performing loans increased $56,000, or 1.0%, to $5.7 million from $5.6 million at December 31, 1995. These non-performing loans represent 1.80% of total net loans outstanding at September 30, 1996 compared to a 2.87% ratio of non-performing loans to total net loans at December 31, 1995. At September 30, 1996, the allowance for loan losses was $3.5 million, or 61.4%, of total non-performing loans, compared to $3.2 million, or 57.7%, of total non-performing loans at December 31, 1995.

     Non-Interest Income. Total non-interest income decreased $1,037,000, to $517,000, for the nine months ended September 30, 1996 from $1,554,000, for the same period last year. The principal reason for this decrease was recognition of a charge of $1,074,000 for the reduction in value of securities identified for sale before September 30, 1996 and sold subsequent to that date. The securities, with a book value of $58.6 million, had yields which approximated the Company's borrowing rates. Proceeds from this subsequent sale were used to reduce borrowing levels. The Company expects to renew borrowings for these amounts to invest into interest-earning assets upon appropriate market conditions. In addition to the recognition of this reduction in value, the Company also sold $53.3 million of securities during the nine months ended September 30, 1996, and incurred a loss of $21 thousand. The effect of these losses was to reduce earnings per share by $0.15 for the nine months ended September 30, 1996.

     Aside from the effect of the above described securities transactions, non-interest income for the nine months ended September 30, 1996 includes $565 thousand from the collection of unaccrued interest associated with loans the principal of which had been repaid, as compared with $347 thousand in collections in the prior year's nine-month period. The interest on one of these loans has been completely repaid. The effect of this non-recurring income to earnings per share for the nine months ended September 30, 1996 was an increase of $.08 per share. Absent these credits, non-interest income decreased $160 thousand, or 13.3%, to $1,047,000, for the nine months ended September 30, 1996 compared to $1,207,000 for the same period a year ago. This decrease occurred during the first quarter of 1996, primarily because of decreases in commissions from annuity sales, as the Company prioritized its resources toward developing its new branches and marketing its core products rather than selling annuities.

     Non-Interest Expense. Total non-interest expense increased 40.6%, or $4.2 million, to $14.5 million for the nine months ended September 30, 1996 from $10.3 million for the same period last year. Exclusive of the SAIF Assessment, total non-interest expense increased 14.8%, or $1.5 million, to $11.8 million for the nine-month period ended September 30, 1996 from $10.3 million for the same period last year.

     Salaries and employee benefits expenses for the nine months ended September 30, 1996 increased $962 thousand, or 18.3%, compared to the same period a year ago. Of this amount, approximately $454 thousand was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's new branches. Other salary and benefits expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $328 thousand associated with the Company's ESOP established September 29, 1995 and the Company's Employee RRP plan adopted during the third quarter of 1996. Finally, salary and benefit expenses also reflect normal salary increases from salary in place in the prior year period.

     Occupancy costs increased $252 thousand, or 19.5%, for the nine months ended September 30, 1996 over the same period last year. The increase was principally a result of new lease costs for the three new branches the Company has opened since the quarter ended June 30, 1995 and the related amortization of leasehold improvements to these branches, as well as from branch maintenance required because of frequent snow storms during the first quarter of 1996.

     Professional fees increased $108 thousand, or 27.1%, for the nine months ended September 30, 1996 over the comparable period last year, principally as a result of marketing and computer system studies performed. In addition, legal fees have increased because of the ongoing requirements of a public company whereas in the same period a year ago, the Company was not publicly owned.

     The remaining components of non-interest expense increased $206 thousand, or 6.1%, from $3,366,000 for the nine months ended September 30, 1995 to $3,572,000 for the current nine month period, principally because of advertising and promotional expenses in conjunction with the growth of core deposits and the promotion of loan growth.

     Income Taxes. Income taxes for the nine months ended September 30, 1996 reflect a tax benefit of $105 thousand, which is the result of the reversal of a $702,000 tax liability, previously established, that expired during the period, partially offset by the tax effect of the pre-tax income recognized for the nine months ended September 30, 1996. The effect of the reversal of the tax liability was to increase earnings per share by $0.15 per share for the nine months ended September 30, 1996. Income tax expense for the nine months ended September 30, 1995 is solely the result of the tax effect of the pre-tax income recognized in that period.


     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND JUNE 30, 1996

     Net Income. For the three months ended September 30, 1996, net income, exclusive of the SAIF Assessment, increased by $51 thousand, or 4.4%, to $1,205,000 from $1,154,000 for the preceding quarter, the three months ended June 30, 1996. The increase in net income was primarily a result of increases in net interest income, and non-interest income, partially offset by a reduction in non-recurring non-interest income.

     Interest Income. Total interest and dividend income increased $401 thousand, or 3.5%, to $11.9 million for the three months ended September 30, 1996 from $11.5 million for the three months ended June 30, 1996. This growth in interest income is the result of a $12.7 million, or 2.0%, increase in the average balance of total interest-earning assets over the preceding quarter, and an increase in the average yield on total interest-earning assets to 7.24% during the current quarter, compared to 7.13% during the three months ended June 30, 1996. The change in the average balances of interest-earning assets between the prior period and this period was principally affected by purchasing $43 million and originating $15.0 million of loans during the current quarter, offset by the sale of $54.1 million of mortgage-backed and debt securities, and further offset by principal amortization and prepayments on mortgage-backed securities and debt securities. The Company does not expect this level of loan purchases to continue into the next quarter. The increase in average yield reflects reinvestment of the proceeds from the sale of lower yielding investment securities into higher yielding loan products, partially offset by mortgage principal repayments and amortizations at higher rates than can currently be earned.

     Interest Expense. Interest expense increased $326 thousand, or 5.4%, during the current three month period compared to the preceding quarter. Interest expense on deposits increased $4 thousand, or 0.1%, and interest expense on borrowed funds increased $322 thousand, or 17.1%. The average balance of deposits decreased $2.0 million, or 0.5%, for the three months ended September 30, 1996 over the preceding three month period. In addition, the average cost of the deposits increased to 3.85% for the three months ended September 30, 1996 as compared to 3.83% for the three months ended June 30, 1996. This cost increase primarily reflects the higher retail interest rate environment which existed in the third quarter of this year versus the second quarter.
     As certificates of deposits matured during this quarter, the Company matched the competition's rates for those customers who had other account relationships with the Company. It did not otherwise aggressively seek to renew these certificates. As a result, although rates increased, the average balance of certificates of deposit decreased by $7.2 million, or 3.4%. However, the average balance of deposits other than certificates increased $5.2 million during the third quarter to $224.9 million compared to $219.7 million during the second quarter, and the average interest rate of these deposits has decreased to 2.84% from 2.87% during the third quarter.


     The average balance of borrowed funds during the three months ended September 30, 1996 increased $19.1 million, or 13.7%, from the three months ended June 30, 1996, while the weighted average borrowing cost increased from 5.41% to 5.57%. The increase in borrowing reflects the continued implementation of the Company's strategy to leverage its excess capital, and this growth funded the increase in average interest earning assets and the reductions of capital which have occurred since June 30, 1996.

     Net Interest Income. For the three months ended September 30, 1996, net interest income increased $75 thousand, or 1.4%, over the preceding three month period. The increase is the result of an increase in interest income larger than the increase in interest expense. During the current three month period, net interest margin decreased to 3.35% from 3.37% during the three months ended June 30, 1996. This decrease is the result of lower yield realized during the current period and more borrowings to leverage the Company's capital during this period than the preceding quarter. The Company invested approximately $58.0 million during the three months ended September 30, 1996, including reinvestment of mortgage principal and amortization, and maturities of securities, compared to approximately $73.5 million during the three months ended June 30, 1996. While the interest rate environment during the current three month period was generally higher than the preceding quarter, it was still lower than that reflected in the investments and loans which matured and paid down during this quarter. In addition, net interest income includes higher borrowing costs for this quarter over that incurred in the preceding quarter.

     Table 3 following presents a summary of the Company's interest-earning assets and their average yields, and interest-bearing liabilities and their average costs and shareholders' equity for the three months ended September 30, 1996 and the three months ended June 30, 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yields.

  Table 3

                                              Three Months Ended
                                    --------------------------------------
                                  September 30, 1996         June 30,1996
                                ----------------------   ---------------------
                               Average Interest Average AverageInterest Average
                               Balance           Yield/ Balance          Yield/
                                                 Cost                    Cost

  Assets
   Interest-earning:
    First Mortgage Loans       $255,292  $ 4,920  7.71% $208,257  $3,995   7.67%
    Consumer and Other Loans     40,326      924  9.17%   35,864     842   9.39%
    Mortgage-backed Securities  285,248    4,803  6.74%  324,367   5,438   6.71%
    Debt Securities              65,467    1,064  6.50%   66,570   1,064   6.39%
    Money Market Investments        203        3  5.91%      317       4   5.05%
    FHLBNY Stock                  8,526      139  6.52%    7,007     109   6.22%
                                -------    -----         -------  ------
  Total Interest-earning
   Assets                       655,062  $11,853  7.24%  642,382 $11,452   7.13%
                                         =======                 =======
   Non-interest-earning Assets                            16,364
                                 17,430
                                -------                  -------
          Total Assets         $672,492                 $658,746
                               ========                 ========

  Liabilities and
   Shareholders' Equity:
   Interest-bearing
    Liabilities:
     Savings Accounts          $135,306  $   924  2.73% $129,654 $   920   2.84%
     NOW                         45,573      330  2.90%   44,983     316   2.81%
     Money Market                44,063      342  3.10%   45,103     340   3.02%
     Certificates               207,067    2,564  4.95%  214,268   2,580   4.82%
     Borrowed Funds             158,259    2,205  5.57%  139,164   1,883   5.41%
                               --------   ------         -------  ------
  Total Interest-bearing
   Liabilities                  590,268  $ 6,365  4.31%  573,172 $ 6,039   4.21%
                               --------  =======         ------- =======
   Non-interest-bearing
    Deposits                     13,715                   12,774
   Other Non-interest-bearing
    Liabilities                   4,366                    4,813
                               --------                  -------
   Total Non-interest-earning
    Liabilities                  18,081                   17,587
                               --------                  -------
          Total Liabilities     608,349                  590,759
  Shareholders' Equity           64,143                   67,987
                               --------                  -------
  Total Liabilities and
   Shareholders' Equity        $672,492                 $658,746
                               ========                 ========


     Provision for Loan Losses. There was no change in the provision for loan losses between the three months ended September 30, 1996 and the three months ended June 30, 1996. During both quarters the provision was $125 thousand. The provision for each of the three month periods was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the economy in the Company's market areas.

     Non-Interest Income. Total non-interest income, exclusive of losses recognized in the third quarter for securities, decreased $82 thousand to $432 thousand for the three months ended September 30, 1996 from $514 thousand for the preceding quarter. The principal reason for this decrease was that $129 thousand less income was recognized from the collection of unaccrued interest during the current quarter than had been recognized in the preceding quarter. During the second quarter, in connection with the workout of a non-performing loan, the Company received a final payment of $169 thousand, representing unaccrued interest, on a loan whose principal was repaid in accordance with the terms of a bankruptcy settlement. During the third quarter, the Company began to receive unaccrued interest payments from another loan whose principal had been repaid, amounting to $40 thousand. The Company expects to receive approximately $250 thousand of unaccrued interest on this loan, before year end.

     Non-Interest Expense. Total non-interest expense, exclusive of the SAIF Assessment, decreased 0.7%, or $27 thousand, to $3,972,000 for the three months ended September 30, 1996 from $3,999,000 for the preceding three months. The principal reasons for the decrease were reductions in FDIC insurance premiums and insurance expense, partially offset by increased marketing, advertising and promotion expenses incurred as part of Company's ongoing programs to increase its core deposits and loan portfolio.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLB and recently, securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities, and funds provided by operations. At September 30, 1996, the Company had liquid assets equivalent to 26.5% of total assets and 39.7% of total deposits. Such assets consisted of cash and Federal funds sold, and $169.9 million in unpledged debt, equity and mortgage-backed securities classified as available for sale. In addition, at September 30, 1996, the Company also had available to it $13.7 million under a line of credit with the FHLB, expiring October 30, 1997, and approximately $9.3 million of excess collateral pledged with the FHLB.

     At September 30, 1996, capital resources were sufficient to meet outstanding loan commitments of $23.7 million and commitments on unused lines of credit of $4.8 million. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1996 totalled $172.3 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, experience indicates that a significant portion of such deposits should remain with the Company.

     During the nine months ended September 30, 1996, investment and lending activities were the principal requirements for funding. Principal repayments, maturities, calls and sales of mortgage-backed securities and debt and equity securities exceeded purchases of mortgage-backed securities by $17.1 million. Purchase and originations of loans exceeded principal collections by $120.5 million. The principal sources of funding for these investments were increases in borrowings, net of repayments, from the FHLB of $102.1 million, sales of investment securities of $53.6 million, and an increase in deposits of $4.3 million.

     During the nine months ended September 30, 1995, investment activities represented the primary funding need. Purchases of debt and equity securities exceeded maturities and principal repayments of mortgage-backed and debt and equity securities by $14.4 million. The principal sources of funding for these purchases were the proceeds from the issuance of common stock on September 29, 1995, excess of loan repayments over loan originations and cash provided by operations.

     At September 30, 1996, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's capital ratios at September 30, 1996 as compared to the minimum OTS requirements:

                            Required Capital  Actual Capital
                            ----------------  --------------
                                                             Excess of
                                                             Actual Over
                                      % of             % of  Regulatory
     (dollars in thousands)  Amount  Assets   Amount  Assets Requirement

     Tangible Capital       $ 9,939   1.50%  $65,378   9.87%   $55,439
     Core Capital            26,503    4.0%   65,378   9.87%    38,875
     Risk Based Capital      19,980    8.0%   67,142  26.88%    47,162


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

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               Not applicable.

     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated July 16, 1996 announcing the implementation of Registrant's proposed stock repurchase program.

                    2.) The Registrant filed a Current Report on Form 8-K dated July 22, 1996 announcing the Registrant's earnings for the second quarter ended June 30, 1996.

                    3.) The Registrant filed a Current Report on Form 8-K dated August 20, 1996 announcing the Registrant's first quarterly dividend.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STATEWIDE FINANCIAL CORP.


     Date:  November 14, 1996      By:  Bernard F. Lenihan
                                        ------------------
                                        BERNARD F. LENIHAN
                                        SENIOR VICE PRESIDENT AND CHIEF
                                        FINANCIAL OFFICER