Form 10-K
period 1996-12-31
STATEWIDE FINANCIAL CORP
filed 1997-03-26
CIK 946672

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For fiscal year ended December 31, 1996
                                       OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
               SECURITIES EXCHANGE ACT OF 1934


                           Commission File # 0-26546.

                            STATEWIDE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              New Jersey                               22-3397900
     (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or                        Identification
             organization)                               Number)

                  70 Sip Avenue, Jersey City, New Jersey  07306
          (Address of principal executive offices, including zip code)

                                 (201) 795-4000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value  per share
                                (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ X ]    No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
                                      [ X ]
     As of February 28, 1997, there were issued 4,866,264 and outstanding 4,865,125 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $17.50 closing price of such stock as of February 28, 1997, was $55,024,848. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)


                       DOCUMENTS INCORPORATED BY REFERENCE

                  10-K Item                    Document Incorporated

      10.  Directors's and Executive     Proxy Statement for 1997 Annual
           Officers of Registrant        Meeting of Shareholders to be
                                         filed no later than April 30,
                                         1997.


      11.  Executive Compensation        Proxy Statement for 1997 Annual
                                         Meeting of Shareholders to be
                                         filed not later than April 30,
                                         1997.



      12.  Security Ownership of         Proxy Statement for 1997 Annual
           Certain Beneficial Owners     Meeting of Shareholders to be
           and Management                filed not later than April 30,
                                         1997.


      13.  Certain Relationships and     Proxy Statement for 1997 Annual
           Related Transactions          Meeting of Shareholders to be
                                         filed not later than April 30,
                                         1997.



                            STATEWIDE FINANCIAL CORP.


                                     PART I

     ITEM 1.   BUSINESS

     (a) and (c)    General Development of the Business; Narrative
     Description of Business.

     Statewide Financial Corp. (the "Company") is a New Jersey business corporation and unitary savings and loan holding company under the Home Owner's Loan Act of 1933, as amended (the "HOLA"). The Company was incorporated on May 31, 1995 for the purpose of acquiring Statewide Savings Bank, S.L.A. (the "Bank") in connection with the Bank's conversion from the mutual form of ownership to the stock form of ownership. On September 29, 1995, the Bank converted from a mutual to stock form and the Company acquired 100% of the outstanding stock of the Bank. The principal activities of the Company are owning and supervising the Bank.

     The Bank was organized in 1943 as a New Jersey chartered savings and loan association. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with funds generated from operations and principal payments, primarily in one- to four-family residential mortgage loans and mortgage-backed securities and, to a lesser extent, commercial, consumer and other loans and investment securities. The Bank's revenues are derived principally from interest on its mortgage loan and mortgage-backed securities portfolio and interest and dividends on its debt and equity securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and advances from the Federal Home Loan Bank of New York ("FHLBNY"). Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products.

     During 1995, the Company changed its fiscal year end to December 31 from March 31.

     Market Area and Competition

     The Company conducts business as a community-oriented savings bank, offering a variety of financial services to meet the needs of the communities it serves. The Company's primary market area for deposit gathering includes the neighborhoods surrounding its sixteen offices. Nine of the Company's offices are located in Hudson County, two in Bergen County, one in Passaic and four are located in Union County, New Jersey. The Company's primary market area for loan originations is northern and central New Jersey, although the Company originates loans throughout the State of New Jersey. During 1996, the Company closed one branch office in Union County and opened two branch offices in Hudson County.

     The Company faces significant competition both in making loans and in attracting deposits. Northern New Jersey has a high density of financial institutions, many of which are branches of significantly larger money center and regional banks which have resulted from the recent consolidation of the banking industry in New Jersey and surrounding states and which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies.

     Personnel

     At December 31, 1996, the Company had a total of 168 full-time employees and 49 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

     General

     The Bank is a New Jersey State chartered capital stock savings and loan association and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation and supervision by the New Jersey Department of Banking (the "Department"), as its chartering agency, the Office of Thrift Supervision ("OTS"), as its primary federal regulator and by the FDIC, as the deposit insurer. The Bank must file reports with the Department, the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department, the OTS, and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings and loan association can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     As a unitary savings and loan holding company, the Company is subject to supervision and regulation by the OTS.

     New Jersey Law

     The Department regulates the corporate activities of the Bank as well as its deposit taking, lending and investment activities. The Department must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of offices, mergers and the issuance of additional stock. In addition, the Department conducts periodic examinations of the Bank. Certain of the areas regulated by the Department are not subject to similar regulation by the OTS.

     Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF insured savings institutions in New Jersey with respect to lending and investment authority as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

     New Jersey law provides that, upon satisfaction of certain triggering conditions, as determined by the Department, insured institutions or savings and loan holding companies located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as under New Jersey law may acquire, or be acquired by, New Jersey insured institutions or holding companies on either a regional or national basis. New Jersey law explicitly prohibits interstate branching.


     Industry Recapitalization of SAIF

     The Deposit Insurance Funds Act of 1996 (the "BIF/SAIF Act") was enacted into law on September 30, 1996. The BIF/SAIF Act mitigated the disparity between insurance premiums for deposits insured by Savings Association Insurance Fund (SAIF) and deposits insured by the Bank Insurance Fund (BIF).

     The Deposit Insurance Funds Act of 1996 requires:


          A one-time special assessment, equal to .657% of the SAIF institution's March 31, 1995 deposits to capitalize SAIF. The assessment was payable in the third quarter of 1996.

          Full pro rate sharing of the Financing Corp. (FICO) debt service, on the earlier to occur of January 1, 2000 or the date of the BIF and SAIF are merged. Until full pro rata FICO sharing is in place, FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Total FDIC assessments will be the sum of the FICO premium and any regular insurance assessment, which is currently zero for institutions in the lowest risk category.

          A merger of BIF and SAIF, creating the Deposit Insurance Fund, or DIF, on January 1, 1999, provided that bank and savings association charters are combined by that date. If this occurs, pro rata FICO sharing will also begin on that date.

          The preparation of a report on re-chartering by the Treasury Department by March 31, 1997.

          A temporary prohibition on deposit migration for the purpose of evading the remaining 5.1 basis point premium differential. This prohibition will terminate the sooner of January 1, 2000, or when the bank and savings association charters are unified and the separate funds merged, since any premium differential will be eliminated on the earlier of these dates.

     Effective January 1, 1997, SAIF members have the same risk-based assessment schedule as BIF members - zero to 27 basis points. As discussed above, FICO assessments of 6.4 and 1.3 basis points will be added to the regular assessment. After pro rata FICO assessments commence, about 2.4 basis points will be added to each FDIC insurance assessment for all insured depositories.

     Immediately preceding the enactment of the BIF/SAIF Act, the Company was incurring deposit insurance expense at a rate of 23 cents per $100 of deposits. Effective January 1, 1997, the rate has been reduced to
     6.4 cents per $100 of deposits. In addition, the Company incurred $2,651,000 additional FDIC insurance expense, in satisfaction of the one time special SAIF assessment. The effect to net income for 1996 as a result of the special assessment was a reduction of $1,697,000 or $0.37 per share.

     Prompt Corrective Action

     Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions and permits the federal banking agencies, including the OTS, to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's capital level. Generally, subject to a narrow exception, the appropriate federal banking agency is required to appoint a receiver or conservator for an institution that is critically undercapitalized (as defined within the FDIC regulations implementing the Federal Deposit Insurance Act) within 90 days after it becomes critically undercapitalized.

     Under the rules implementing the prompt corrective action provisions, an institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." An institution that has a total risk-based capital ratio of 8.0% or greater, a Tier l risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the bank is rated composite "1" under the FDIC financial institution grading system ("CAMEL rating") and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." An institution that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio of less than 4.0% is considered "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights and of purchased credit card relationships) to assets equal to or less than 2.0% is deemed to be "critically undercapitalized."
     Under the rule, the appropriate federal banking agency may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the appropriate federal banking agency may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the appropriate federal banking agency determines the bank is in an unsafe or unsound condition, or the bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 1996, the Bank's leverage ratio as calculated under the prompt corrective action rule was 9.41%. The Bank is deemed "well capitalized" for purposes of
     Section 38 of the Federal Deposit Insurance Act ("FDI Act") and the FDIC regulations implemented thereunder.

     Generally, a bank that is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" becomes immediately subject to certain regulatory restrictions, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. In addition, an insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person that controls the institution, if thereafter it would be "undercapitalized." An "undercapitalized" bank is required to submit an acceptable capital restoration plan to its primary federal regulator, which must be guaranteed by any parent holding company of the bank.


     Insurance of Deposit Accounts

     The amount of insurance premiums paid by insured depository institutions is determined by the FDIC pursuant to a risk based system, whereby the FDIC assigns an institution to one of three capital categories consisting of (1) well-capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under this system, there are nine assessment risk classifications (i.e., combinations of capital categories and supervisory subgroups within each capital group) to which differing assessment rates are applied. Assessment rates for SAIF insured institutions for 1996 ranged from .23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with only a few minor weaknesses) to .31% of deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC unless effective corrective action is taken). Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members - zero to 27 basis points. FICO assessments of 6.4 and 1.3 basis points will be added to the regular insurance assessment for the SAIF-assessable base and the BIF-assessable base, respectively, until December 31, 1999. Thereafter, about 2.4 basis points will be added to each regular assessment for all insured depositories, achieving full pro rata FICO sharing.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that, among other things, the institution has engaged in, or is engaging in, unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or written agreement entered into with the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Regulatory Capital

     The OTS's capital requirements applicable to the Bank consist of a "tangible capital requirement," a "leverage limit" and a "risk-based capital requirement."

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus a specified amount of purchased mortgage servicing rights.

     The leverage limit requires that savings associations maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets, although to be adequately capitalized for purposes of the OTS' Prompt Corrective Action regulations, core capital generally must be at least 4.0%. The OTS, however, has proposed an amendment to this requirement that would increase core capital requirements for nearly all savings associations, as discussed below. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90.0% of fair market value, 90.0% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), less non-qualifying intangible assets.

     In addition, the OTS has proposed a rule that would limit the amount of purchased mortgage servicing rights includable as core capital to 50.0% of such capital. No assurance can be given as to the final form of such regulation, the date of its effectiveness, or whether it will differ materially from the proposal. The proposal, if adopted as proposed, is not anticipated to have any immediate effect on the Bank.

     In April 1991, the OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency ("OCC") capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3.0%.
     All other savings associations will be required to maintain minimum core capital of 4.0% to 5.0% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1996, the Bank's ratio of core capital to total adjusted assets was 9.41%.

     The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk weighted assets of 8.0%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk weight of 0-100% as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed above under the leverage capital standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. Allowances for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of total gross risk weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100.0% of core capital.

     The OTS has amended its risk-based capital requirements to require institutions with an "above normal" level of interest rate risk to maintain additional capital. A savings association is considered to have a "normal" level of interest rate risk if the decline in the market value of its portfolio equity after an immediate 200 basis point increase or decrease in market interest rates (whichever leads to the greater decline) is less than two percent of the current estimated market value of its assets. The market value of portfolio equity is defined as the net present value of expected cash inflows and outflows from an association's assets, liabilities and off-balance sheet items. The amount of additional capital that an institution with an above normal interest rate risk is required to maintain (the "interest rate risk component") equals one-half of the dollar amount by which its measured interest rate risk exceeds the normal level of interest rate risk. The interest rate risk component is in addition to the capital otherwise required to satisfy the risk-based capital requirement. Effectiveness of these risk-based capital requirements has been waived by the OTS until the OTS publishes final guidelines regarding implementation. Although no final determination may be made until the regulations are implemented, management believes that the Bank will be found to have an "above normal" level of interest rate risk, but that the Bank's additional capital requirements will not adversely impact the Bank or its operations.

     Changes in the market value of a savings association's portfolio equity are calculated from data submitted by the savings association in a new schedule to its Quarterly Thrift Financial Report. Net present values are calculated by using various methodologies depending on the asset or liability being valued. The OTS methodologies include an "option adjusted spread analysis" for assets and off-balance sheet items with prepayment risks, such as single-family mortgages and mortgage servicing assets, and the "static discounted cash flow analysis" for non-mortgaged loans and for certain mortgage loans such as commercial and multi-family mortgages, construction and consumer loans, and second mortgages. The static discounted cash flow analysis involves adding up the calculated present values of future payments from an asset based on the current values of United States Treasury securities due on the various payment dates. The option adjusted spread analysis involves the averaging of the discounted predicted cash flows from a loan or other asset over approximately 200 different interest rate scenarios. The Bank has determined that it will continue to meet its risk based capital requirements under the interest rate risk component regulation.

     The OTS and the FDIC generally are authorized to take enforcement action against a savings association that fails to meet its capital requirements, which action may include restrictions on operations and banking activities, the imposition of a capital directive, a cease-and-desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution. In addition, under current regulatory policy, an association that fails to meet its capital requirements is prohibited from paying any dividends.

     Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional FHLB's. As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLB from time to time) of outstanding FHLB advances. At December 31, 1996, the Bank had $7.8 million of FHLB of New York stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLB stock. Over the past five years such dividends have averaged 8.02%, and were 6.46% for the year ended December 31, 1996. Certain provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") require all 12 FHLB's to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions could cause rates on the FHLB advances to increase and could affect adversely the level of FHLB dividends paid and the value of FHLB stock in the future.

     Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board (the "FHFB").

     Qualified Thrift Lender Test

     The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65.0% of its total "portfolio assets" in "qualified thrift investments" on an average basis in nine of every twelve months. For purposes of the test, portfolio assets are defined as the total assets of the savings association minus: goodwill and other intangible assets; the value of property used by the savings association to conduct its business; and liquid assets not to exceed a certain percentage (20.0% under the Federal Deposit Insurance Corporation Improvement Act of 1991) of the savings association's total assets.

     Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of an FHLB, investments or deposits in other insured institutions, securities issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the RTC Financing Corporation and other mortgage-related securities. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a commercial bank or be subject to restrictions specified in FIRREA. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any Federal Home Loan Bank. A savings institution may re-qualify as a qualified thrift lender if it thereafter complies with the QTL test. As of December 31, 1996, the Bank was in compliance with the QTL requirement. At December 31, 1996, 97.2% of the Bank's "portfolio assets" were "qualified thrift investments."

     Limitations on Capital Distributions

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (I) 100.0% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
     (ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%;
     (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less that 4.0%.

     Holding Company Regulation

     The Company is registered with and is subject to OTS examination and supervision and certain reporting requirements as a unitary savings and loan holding company. In addition, the operations of the Company are subject to regulations promulgated by the OTS from time to time, as well as regulations promulgated by the Department. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in dealing with the Company and with other persons affiliated with the Company, and will continue to be subject to examination and supervision by the OTS and FDIC.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval; (ii) acquiring more than 5.0% of the voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions; (iii) acquiring through merger, consolidation or purchase of assets, another savings association or holding company thereof, or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval; or (iv) acquiring control of a depository institution not insured by the FDIC (except through a merger with and into the holding company's savings association subsidiary that is approved by the OTS). A savings and loan holding company may acquire up to 15.0% of the voting shares of an undercapitalized savings association. A savings and loan holding company may not acquire as a separate subsidiary, an insured institution that has principal offices outside of the state where the principal offices of its subsidiary institution are located, except:
     (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controlled (as defined) such insured institution as of May 5, 1987; or (iii) if the laws of the state in which the insured institution to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located, or by a holding company that controls such a state chartered association. No director or officer of a savings and loan holding company or person owning or controlling more than 25.0% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any FDIC-insured depository institution that is not a subsidiary of such holding company. If the OTS approves such an acquisition, any holding company controlled by such officer, director or person shall be subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

     Transactions with Affiliates

     Section 11 of HOLA provides that transactions between an insured subsidiary of a holding company and an affiliate thereof will be subject to the restrictions that apply to transactions between banks that are members of the Federal Reserve System and their affiliates pursuant to Sections 23A and 23B of the Federal Reserve Act. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with an "affiliate," to an amount equal to 10.0% of the institution's capital and surplus, and limit all "covered transactions" in the aggregate with all affiliates to an amount equal to 20.0% of such capital and surplus; and (ii) require that all transactions with an affiliate, whether or not "covered transactions," be on terms substantially the same, or at least as favorable to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Management believes that the Bank is in compliance with the requirements of Sections 23A and 23B. In addition to the restrictions that apply to financial institutions generally under Sections 23A and 23B, Section 11 of the HOLA places three other restrictions on savings associations, including those that are part of a holding company organization. First, savings associations may not make any loan or extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies. Second, savings associations may not purchase or invest in affiliate securities except for those of a subsidiary. Finally, the Director is granted authority to impose more stringent restrictions when justifiable for reasons of safety and soundness.

     Extensions of credit by the Bank to executive officers, directors, and principal stockholders and related interests of such persons are subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O. These rules prohibit loans to any such individual where the aggregate amount exceeds an amount equal to 15.0% of an institution's unimpaired capital and surplus plus an additional 10.0% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, and/or when the aggregate amount outstanding to all such individuals exceeds the institution's unimpaired capital and unimpaired surplus. These rules also provide that no institution shall make any loan or extension of credit in any manner to any of its executive officers or directors, or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls, or has the power to vote more than 10.0% of any class of voting securities of such institution ("Principal Stockholder"), or to a related interest (i.e., any company controlled by such executive officer, director, or Principal Stockholder), or to any political or campaign committee the funds or services of which will benefit such executive officer, director, or Principal Stockholder or which is controlled by such executive officer, director, or Principal Stockholder, unless such loan or extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, does not involve more than the normal risk of repayment or present other unfavorable features, and the institution follows underwriting procedures that are not less stringent than those applicable to comparable transactions by the institution with persons who are not executive officers, directors, Principal Stockholders, or employees of the institution. A savings association is therefore prohibited from making any new loans or extensions or credit to the savings association's executive officers, directors, and 10.0% stockholders at different rates or terms than those offered to the general public. The rules identify limited circumstances in which an institution is permitted to extend credit to executive officers. Management believes that the Bank is in compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Subpart A of the Federal Reserve Board's Regulation O.

          (b) Industry Segments - The Registrant has only one industry segment, banking.

          (d) Financial Information About Foreign and Domestic Operations and Export Sales - Not Applicable

          (e)  Guide 3 Statistical Disclosure by Bank Holding Companies.

     The following tables provide certain statistical information required by SEC Guide 3. The remaining statistical disclosure required by SEC Guide 3 is contained in Part II Item 7.

     The following table shows the carrying value, weighted average yield, and maturities of the Company's debt and equity securities portfolio, for the periods indicated:



                                                             AT DECEMBER 31, 1996
                         --------------------------------------------------------------------------------------------
                                                                                                        Total Debt
                         Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years         Securities
                         ----------------      ---------         ----------       -------------        -----------
                                                            (Dollars in thousands)

                                 Weighted           Weighted          Weighted           Weighted            Weighted
                       Carrying  Average  Carrying  Average  Carrying Average  Carrying  Average   Carrying  Average
                       Value     Yield    Value     Yield    Value    Yield      Value   Yield        Value  Yield
                       --------  -------- --------  -------- -------- -------- --------  --------   -------  --------
      U.S. Government
        and agency
        securities        $7,053   7.09%   $33,050   6.71%        -       -         -        -      $40,103    6.78%
      Other                  140   1.76        -       -          -       -         -        -          140    1.76
                          ------           -------              -----             -----             -------
      Total debt and
        equity securities $7,193           $33,050                -                 -               $40,243
                          ======           =======              =====             =====             =======
      Weighted average
        yield                      6.99%             6.71%                -                  -                 6.76%
                                   ====              ====               ====               ====                ====


     The following table shows the contractual maturity of the Company's mortgage-backed securities at December 31, 1996 The table does not include the effect of prepayments or scheduled principal amortization.



                                                           AT DECEMBER 31, 1996
                       -------------------------------------------------------------------------------------------
                                                                                                   Total Mortgage-
                       Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years     Backed Securities
                       ----------------      ---------         ----------       -------------     -----------------
                                                 (Dollars in thousands)

                                 Weighted          Weighted           Weighted           Weighted          Weighted
                       Carrying  Average  Carrying Average  Carrying  Average  Carrying  Average  Carrying Average
                       Value     Yield    Value    Yield    Value     Yield    Value     Yield    Value    Yield
                       --------  -------- -------- -------- --------  -------- --------  -------- -------- --------

     GNMA                 $ -       - %   $  -        - %     $  -      - %   $ 80,030   7.19%  $ 80,030   7.19%
     FHLMC                 622    7.00     19,307   7.41       3,200  8.77      70,620   7.02     93,749   7.16
     FNMA                  175    9.00     24,785   7.29       1,460  8.89      40,775   6.13     67,195   6.61
                          ----            -------             ------          --------          --------
     Total mortgage-
     backed securities    $797    7.44%   $44,092   7.34%     $4,660  8.81%   $191,425   6.86%  $240,974   7.00%
                          ====    ====    =======   ====      ======  ====    ========   ====   ========   ====


     The following table shows the contractual maturity of the Company's loans at December 31, 1996 The table does not include the effect of prepayments or scheduled principal amortization.


                                                    AT DECEMBER 31, 1996
                       ------------------------------------------------------------------------------
                                   First Mortgage Loans                   Other Loans
                       --------------------------------------------  --------------------
                                                                                           Total
                      One-to-Four   Multi      Non-                                        Loans
                         Family     Family Residential Construction  Consumer   Commercial Receivable
                         ------    -------   --------   -----------  --------    --------- ----------
                                                  (Dollars in thousands)
     Amounts due:
     Within one year    $  5,950    $  -        $    3      $ -     $ 6,024        $5,703   $ 17,680
                        --------    ------      ------      ----    -------        ------   --------
     After 1 year:
       1 to 3 years       13,300        27          32       404      6,468         1,216     21,447
       3 to 5 years       18,243       -         6,591        -       5,369         1,539     31,742
       5 to 10 years      42,811     2,215         148        -       9,344           752     55,270
       10 to 20 years     94,002     4,333       1,209        -       7,499           -      107,043
       Over 20 years      91,442     1,150       1,321        -           3           -       93,916
     Total due
       after 1 year      259,798     7,725       9,301       404     28,683         3,507    309,418
                        --------    ------      ------      ----    -------        ------   --------
       Total loans      $265,748    $7,725      $9,304      $404    $34,707        $9,210   $327,098
                        ========    ======      ======      ====    =======        ======   ========
     Less (Plus)
      unearned dis-
      counts(premiums)
      and deferred
      loan fees, net                                                                            (985)
     Less allowance
      for loan losses                                                                          2,613
                                                                                            --------
     Loans, net                                                                             $325,470
                                                                                            ========

     As of December 31, 1996, the dollar amount of all loans due after December 31, 1997, and the composition of fixed interest rates and adjustable interest rates were:

                                Due After December 31, 1997
                                ---------------------------
                                Fixed    Adjustable  Total
                                -----    ----------  -----
                                    (Dollars in thousands)

      Real estate mortgages     $52,359    $224,869   $277,228
      Other loans                28,127       4,063     32,190
                                -------    --------   --------
        Total loans             $80,486    $228,932   $309,418
                                =======    ========   ========

     The following table sets forth the activity in the Company's allowance for loan losses at or for the dates indicated:


                                                                            At or For
                                                            At or For    the Nine Months        At or For
                                                          the Year Ended      Ended          the Year Ended
                                                          December 31,      December 31,        March 31,
                                                          -------------   --------------   -------------------
                                                           1996    1995   1995     1994     1995    1994    1993
                                                           ----    ----   ----     ----     ----    ----    ----
                                                                          (Dollars in thousands)
      Balance, beginning of period                        $3,241  $3,062  $3,048  $2,818  $2,818  $2,854  $3,675
      Provisions charged to operations                       500     389     315     468     542   1,069     343
      Loans charged off:
        One-to-four family residential                       186     140      67     211     135   1,053     942
        Multi-family residential                               -       -       -       -       -       -      75
        Non-residential                                        -       -       -       -     151       -     122
        Land and construction loans                          848       -       -       -       -       -       -
        Other loans                                          106      83      66      23      45      67      44
                                                          ------  ------  ------  ------  ------  ------  ------
        Total loans charged off                            1,140     223     133     234     331   1,120   1,183
                                                          ------  ------  ------  ------  ------  ------  ------
      Recovery on loans:
        One-to-four family residential                         2       5       3       9      11       -      19
        Multi-family residential                               -       -       -       -       -       -       -
        Non-residential                                        -       -       -       -       -       -       -
        Land and construction loans                            -       -       -       -       -       -       -
        Other loans                                           10       8       8       1       8      15       -
                                                          ------  ------  ------  ------  ------  ------  ------
        Total recovery on loans                               12      13      11      10      19      15      19
                                                          ------  ------  ------  ------  ------  ------  ------
        Net loans charged off                              1,128     210     122     224     312   1,105   1,164
                                                          ------  ------  ------  ------  ------  ------  ------
      Balance, end of period                              $2,613  $3,241  $3,241  $3,062  $3,048  $2,818  $2,854
                                                          ======  ======  ======  ======  ======  ======  ======
      Ratio of net charge offs during the period
       to average loans outstanding during the
       period                                                .42%    .12%    .07%    .13%    .18%    .52%    .45%
                                                             ===     ===     ===     ===     ===     ===     ===

     The allocation of the Company's allowance for loan losses is set forth below as indicated:

                                              At December 31,                                 At March 31,
                                   -------------------------------------  -----------------------------------------------------
                                          1996               1995               1995               1994              1993
                                   -----------------  ------------------  ----------------- ----------------- -----------------


                                           Percentage         Percentage         Percentage        Percentage        Percentage
                                            of Loans           of Loans           of Loans          of Loans          of Loans
                                            to Total           to Total           to Total          to Total          to Total
                                  Amount     Loans    Amount     Loans    Amount    Loans    Amount   Loans    Amount   Loans
                                  ------   ---------  ------   ---------  ------  --------   ------ --------   ------ --------
                                                                     (Dollars in thousands)
     Allocation of allowance
      for loan losses:
       One-to-four family
        residential                 $2,156   81.2%     $1,533    79.0%   $1,338    79.0%    $1,130   80.1%     $1,149    79.0%
       Multi-family
        residential                     39    2.4           9     2.4        32     2.3         25    2.2          27     2.0
       Non-residential                  47    2.9          41     2.0        16     1.1         12    1.4          90     6.6
       Land and construction
        loans                            4    0.1       1,502     1.9     1,508     3.0      1,520    3.8       1,462     3.8
       Commercial business              92    2.8          -       -        -        -         -       -          -        -

       Other loans                     275   10.6         156     14.7      154    14.6        131   12.5         126     8.6

                                    ------  -----      ------   -----    ------   -----    ------   -----      ------   -----

      Balance, end of period        $2,613  100.0%     $3,241   100.0%   $3,048   100.0%   $2,818   100.0%     $2,854   100.0%
                                    ======  =====      ======   =====    ======   =====    ======   =====      ======   =====

     The following tables set forth the average dollar amount of deposits in the various types of savings programs, along with the weighted average effective rate paid for the periods indicated:

                                               For the Year Ended
                                                  December 31,
                            -------------------------------------------------------
                                       1996                         1995
                           ---------------------------  ----------------------------
                                             Weighted                      Weighted
                                    Percent  Average             Percent   Average
                           Average  of Total Effective  Average  of Total  Effective
                           Balance  Deposits   Yield    Balance  Deposits    Yield
                           -------  --------   -----    -------  --------    -----
                                             (Dollars in thousands)
      Checking Accounts     $ 13,237     3.0%    - %     $ 9,208     2.2%      - %
      NOW Accounts            45,275    10.1    2.8       46,158    11.0      2.8
      Money Market Accounts   44,516     9.9    3.1       41,661    10.0      2.7
      Savings Accounts       131,368    29.4    2.8      112,416    26.8      2.6
                            --------    ----            --------    ----      ---
      Total Core Deposits    234,396    52.4    2.7      209,443    50.0      2.5
                            --------    ----            --------    ----      ---
      Certificate Accounts
        31 Day                 2,239      .5    5.2          838      .2      5.8
        2-4 Month             17,705     4.0    4.8       13,105     3.1      4.7
        6 Month               24,706     5.5    3.7       34,227     8.2      3.2
        7-9 Month             30,133     6.8    5.0       32,476     7.7      5.3
        12 Month              15,438     3.5    3.7       24,008     5.7      3.5
        18 Month               1,163      .3    4.5        2,251      .5      4.2
        24 Month               5,770     1.3    4.9        7,494     1.8      4.2
        30 Month               4,104      .9    4.4        5,118     1.2      4.3
        48 Month               1,431      .3    5.1        1,937      .5      5.6
        60 Month                 441      .1    5.7          638      .2      6.4
        13-120 Month          83,218    18.6    5.6       60,179    14.4      5.9
        36-90 Month            1,757      .4    4.9        2,919      .7      4.8
        Fixed Rate IRA        17,634     3.9    5.4       17,886     4.2      5.6
        Variable Rate IRA      5,012     1.1    5.2        5,037     1.2      5.7
        Passbook Rate IRA      1,834      .4    2.5        1,735      .4      2.5
                            --------    ----            --------    ----      ---
      Total Certificates     212,585    47.6    5.0      209,848    50.0      4.8
                            --------   -----            --------   -----      ---
      Total Deposits        $446,981   100.0%   3.8%    $419,291   100.0%     3.7%
                            ========   =====           =========   =====

                                           For the Nine Months Ended
                                                  December 31,
                               --------------------------------------------------
                                       1995                         1994
                           ---------------------------  ----------------------------
                                             Weighted                      Weighted
                                    Percent  Average             Percent   Average
                           Average  of Total Effective  Average  of Total  Effective
                           Balance  Deposits   Yield    Balance  Deposits    Yield
                           -------  --------   -----    -------  --------    -----
                                             (Dollars in thousands)
      Checking Accounts     $  9,378   2.2%      - %   $  7,864    1.9%       - %
      NOW Accounts            44,317  10.4      2.8      67,172   16.1       2.9
      Money Market Accounts   41,782   9.9      2.8      47,782   11.5       2.5
      Savings Accounts       112,943  26.7      2.6     113,919   27.4       2.5
                             -------  ----              -------   ----
      Total Core Deposits    208,420  49.2      2.6     236,737   56.9       2.6
                             -------  ----              -------   ----
      Certificate Accounts
        31 Day                 1,063    .2      5.5          53    -         6.2
        2-4 Month             12,995   3.1      4.8       6,785    1.6       3.2
        6 Month               31,554   7.4      3.2      56,728   13.6       3.1
        7-9 Month             35,581   8.4      3.6      10,940    2.6       3.5
        12 Month              21,941   5.2      3.6      41,184    9.9       3.4
        18 Month               2,132    .5      4.1       2,774     .7       3.9
        24 Month               6,658   1.6      4.2      12,269    3.0       4.4
        30 Month               4,891   1.2      4.2       6,010    1.4       4.5
        48 Month               1,735    .4      5.3       2,828     .7       6.3
        60 Month                 634    .1      6.5         702     .2       6.5
        13-120 Month          68,573  16.2      5.9      10,162    2.4       6.3
        36-90 Month            2,769    .7      4.8       3,560     .9       5.2
        Fixed Rate IRA        17,972   4.2      5.5      20,136    4.8       5.4
        Variable Rate IRA      5,124   1.2      5.5       4,463    1.1       5.4
        Passbook Rate IRA      1,680    .4      2.5         688     .2       2.5
                             -------  ----              -------   ----
      Total Certificates     215,302  50.8      5.0     179,282   43.1       3.8
                             -------  ----              -------   ----
      Total Deposits        $423,722 100.0%     3.8%   $416,019  100.0%      3.2%
                            ======== =====             ========  =====


                                              For the Year Ended
                                                   March 31,
                           --------------------------------------------------------
                                       1995                         1994
                           ---------------------------  ----------------------------

                                              Weighted                     Weighted
                                    Percent   Average            Percent   Average
                           Average  of Total Effective  Average of Total  Effective
                           Balance  Deposits   Yield    Balance Deposits    Yield
                           -------  --------   -----    ------- --------    -----
                                             (Dollars in thousands)

     Checking Accounts      $  8,023   1.9%     - %    $  7,625    1.8%      - %
     NOW Accounts             62,788  15.2     2.9       72,198   16.8      3.1
     Money Market Accounts    46,063  11.2     2.5       52,633   12.2      2.7
     Savings Accounts        112,787  27.4     2.5      110,394   25.6      2.7
                             -------  ----              -------   ----

     Total Core Deposits     229,661  55.7     2.6      242,850   56.4      2.7
                             -------  ----              -------   ----

     Certificate Accounts
       31 Day                    118   -       6.4           32    -        3.1
       2-4 Month               8,754   2.1     3.6        7,201    1.7      3.0
       6 Month                51,516  12.5     3.1       65,364   15.2      3.2
       7-9 Month              14,234   3.4     3.8        9,097    2.1      3.2
       12 Month               38,286   9.3     3.4       50,133   11.6      3.7
       18 Month                2,743    .7     4.0        2,237     .5      3.9
       24 Month               11,660   2.8     4.4       13,900    3.2      4.9
       30 Month                5,958   1.4     4.5        6,661    1.6      5.2
       48 Month                2,756    .7     6.3        2,839     .7      6.7
       60 Month                  687    .2     6.5          662     .2      6.8
       13-120 Month           17,150   4.2     6.2          599     .1      8.4
       36-90 Month             3,520    .9     5.2        3,188     .7      5.6
       Fixed Rate IRA         20,005   4.8     5.4       20,725    4.8      5.5
       Variable Rate IRA       4,561   1.1     5.9        4,353    1.0      3.6
       Passbook Rate IRA         675    .2     2.5          855     .2      2.7
                             -------  ----              -------   ----

     Total Certificates      182,623  44.3     3.9      187,846   43.6      3.8
                             -------  ----              -------   ----

     Total Deposits         $412,284 100.0%    3.2%    $430,696  100.0%     3.2%
                            ======== =====             ========  =====



     The following table shows rate information for the Company's certificates of deposit at the dates indicated and maturity information at December 31, 1996:





                                     At
                                December 31,         Period to Maturity from December 31, 1996
                             ------------------  -------------------------------------------------

                                                                      Two to     Over
                                                  Within    One to    Three     Three
                                1996      1995   One Year  Two Years  Years     Years      Total
                               ----      ----    --------  ---------  ------    -----      -----
                                                     (Dollars in thousands)
     Certificates of Deposit
      3.99% or less          $ 33,347 $ 42,208  $ 33,169 $   127    $   51     $  -     $ 33,347

      4.00% to 4.99%           34,418   40,424    28,540   3,591     1,222      1,065     34,418

      5.00% to 5.99%          127,428   87,084   105,998  16,884     3,458      1,088    127,428

      6.00% to 6.99%            7,495   48,953     4,508   1,170       643      1,174      7,495

      7.00% to 7.99%            6,552    2,147     4,194     755     1,189        414      6,552

                             -------- --------  -------- -------    ------     ------   --------

        Total                $209,240 $220,816  $176,409 $22,527    $6,563     $3,741   $209,240

                             ======== ========  ======== =======    ======     ======   ========


     The following table sets forth the maturity dates of the Company's certificates of deposit of $100,000 or more at December 31, 1996:

             Maturity Period                    Amount
             ---------------                    ------
                                        (Dollars in thousands)

         Three Months or less                  $14,681
         Three through Six Months                3,939
         Six through Twelve Months               5,018
         Over Twelve Months                      2,051
                                               -------
              Total                            $25,689
                                               =======

     The following table sets forth the maximum month-end balance and average balance of borrowed funds for the periods indicated:

                                For the Twelve    For the Nine
                                 Months Ended     Months Ended    For the Year
                                 December 31,     December 31,   Ended March 31,
                                 ------------     ------------   ---------------
                                1996     1995     1995    1994    1995    1994
                                ----     ----     ----    ----    ----    ----
                                            (Dollars in thousands)
      Maximum balance         $180,347  $50,992 $50,992 $48,492 $48,492 $48,967
      Average balance          124,087   38,464 $37,814 $40,408 $41,762 $37,011
      Weighted average
       interest                   5.50%    7.45%   7.46%   7.41%   7.40%   8.57%


     The following table sets forth certain information as to FHLBNY advances as the dates indicated:

                                         At
                                    December 31,       At March 31,
                                   --------------     --------------
                                    1996     1995     1995    1994
                                    ----     ----     ----    ----
                                        (Dollars in thousands)
      FHLBNY Advances             $24,800  $19,100  $41,492   $29,292
      Weighted average interest
       rate of FHLBNY Advances       7.13%    5.88%    7.56%     8.61%


     ITEM 2.    PROPERTIES

     At December 31, 1996, the Bank conducted its business through its 16 offices, including its home office at 70 Sip Avenue, Jersey City, New Jersey. During 1996, the Bank closed a branch in Elizabeth, New Jersey and opened two new branches with locations at 12 Chapel Avenue, Jersey City, New Jersey and 86 River Street, Hoboken, New Jersey which brings total business offices to 16.


                                           Original
                                             Date
                                 Leased     Leased     Date of
                                   or         or        Lease
      Location                   Owned     Acquired   Expiration
      --------                   -----     ---------  ----------
     70 Sip Avenue               Owned       1/59         --
     Jersey City, NJ

     9 Path Plaza                Leased      2/76        6/01
     Jersey City, NJ

     241 Central Avenue          Owned       1/63         --
     Jersey City, NJ

     319 Martin Luther           Leased      1/59      Monthly
     King, Jr. Drive
     Jersey City, NJ

     214 Newark Avenue           Owned       1/63         --
     Jersey City, NJ

     12 Chapel Avenue            Leased      7/96       12/97
     Jersey City, NJ

     456 North Broad Street      Owned       8/86         --
     Elizabeth, NJ

     314 Elizabeth Avenue        Owned       1/75         --
     Elizabeth, NJ

     One Statewide Court         Owned       8/78         --
     Secaucus, NJ

     416 Anderson Avenue         Owned       1/74         --
     Cliffside Park, NJ

     35 South Main Street        Owned       1/76         --
     Lodi, NJ

     246 South Avenue            Owned       10/79        --
     Fanwood, NJ

     345 South Avenue            Owned       10/80        --
     Garwood, NJ

     400 Marin Boulevard         Leased      11/95       6/99
     Jersey City, NJ

     122  8th Street             Leased      11/95       5/98
     Passaic, NJ

     86 River Street             Leased      1/96       12/01
     Hoboken, NJ


     ITEM 3.    LEGAL PROCEEDINGS

     The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.

     On December 1, 1995, the Bank initiated a suit against the Federal government alleging, among other things, breach of contract and seeking restitution for harm caused to the Bank through changes in Federal banking regulations regarding the treatment of goodwill in calculating the capital of thrift institutions. The case relates to goodwill created by the Bank's 1982 acquisition of Arch Federal Savings and Loan Association. A 1989 change in Federal regulations required a phase-out of goodwill from the calculation of a thrift institution's capital ratios and required that by January 1, 1995, no goodwill be counted as capital. At the time the regulations went into effect, the Bank had $18.7 million in goodwill on its balance sheet.

     The Bank's suit was initially subject to a stay pending a ruling by the United States Supreme Court of the government's appeal of a decision of the Federal District of Columbia Circuit Court in another case which had upheld the right of three thrift institutions to maintain such actions. In July 1996, the U.S. Supreme Court ruled in "United States v. Winstar Corporation" upholding the Federal District of Columbia Circuit Court's ruling in favor of the thrift institutions involved in that suit. Subsequently, the stay in all goodwill related cases was lifted. The federal government then filed a motion seeking to dismiss all goodwill related claims filed six years after the date of FIRREA's adoption, August 9, 1995. The Bank had filed its claim on December 1, 1995. The Bank, along with the approximately 25 other institutions subject to the motion, vigorously opposed the government's dismissal motion. On January 7, 1997, the judge appointed to hear the issue in the United States Court of Federal Claims ruled against the federal government, holding that the statute of limitations had not begun to run until OTS regulations implementing FIRREA were adopted on December 7, 1989. Although the Company believes that the judge's January 7, 1997 decision on the statute of limitations was correct, it is unable to predict, in the event the United States government appeals the judge's decision, whether it will be successful on such appeal and whether, or for how long, such an appeal will delay the Bank's suit. The case is currently in the discovery phase, and no trial date has been set. Accordingly, for these reasons and because of other facts affecting the predictability of litigation, management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the Bank's case.

                                     PART II

     ITEM 5.    MARKET INFORMATION

     The Company's stock is quoted on the NASDAQ National Market. The NASDAQ symbol for the Company's common stock is SFIN. The Company commenced trading on October 2, 1995. As of December 31, 1996, there were 368 registered holders of the Company's common stock.

     The following table presents the high and low sales prices for the common stock and the dividends paid for the periods indicated below.


                                   High    Low      Dividend
                                   ----    ---      --------
               1996
           Fourth quarter          14 5/8  12 5/8   $ .10
           Third Quarter           13 1/8  11 1/4   $ .10
           Second Quarter          13 1/8  11 3/4      -
           First Quarter           13 1/8  12 1/2      -

               1995
           Fourth Quarter          13 1/2  12 1/2      -

     During the third quarter of 1996, the Company declared its first quarterly dividend. The Company expects to continue to pay dividends. However, no assurance can be given that dividends will be paid in the future since the payments of such dividends will be based on current and prospective earnings, anticipated asset growth, and the capital position of the Company. In addition, earnings and the financial condition of the Bank and applicable governmental policies and regulations would also effect the Company's ability to pay dividends.


     ITEM 6.    SELECTED FINANCIAL DATA

                                       At
                                   December 31,          At March 31,
                                   ------------     ----------------------
                                 1996      1995     1995     1994      1993
                                 ----      ----     ----     ----      ----
                                         (Dollars in thousands)
      SELECTED FINANCIAL
        CONDITION DATA:
      Total assets             $636,042 $559,049 $475,168  $473,613 $502,861
      Loans, net                325,470  195,773  169,909   185,377  240,973
      Mortgage-backed
        securities              240,974  260,107  203,677   195,734  215,765
      Debt and equity
        securities               40,243   80,126   80,987    66,070   18,224
      Other real estate owned,
        net                         563      652      825     1,487    1,495
      Total deposits            457,056  438,021  407,758   423,647  440,034
      Borrowed funds            107,200   44,703   41,492    29,292   45,092

      Shareholders' equity       66,935   72,315   22,022    17,678   13,288

      REGULATORY CAPITAL
      RATIOS (BANK):
      Tangible capital ratio       9.41%   10.28%    4.57%     3.66%    2.52%
      Core capital ratio           9.41%   10.28%    4.57%     3.74%    2.65%
      Risk-based capital ratio    26.21%   32.88%   16.65%    13.14%    8.12%

      ASSET QUALITY RATIOS:
      Non-performing loans to
        total net loans             .84%    2.87%    3.87%     6.26%    6.41%
      Non-performing loans to
        total assets                .43%    1.01%    1.38%     2.45%    3.07%
      Non-performing assets to
        total assets                .52%    1.12%    1.56%     2.76%    3.37%
      Allowance for loan
      losses to non-
      performing loans            95.43%   57.66%   46.37%    24.29%   18.47%

      Allowance for loan
      losses to total net
      loans                         .80%    1.66%    1.79%     1.52%    1.18%

      OTHER DATA:
      Number of deposit
        accounts                 53,695   50,062   46,767    48,238   50,807
      Offices                        16       15       13        13       13


                                                  At or For the
                                  At or For the    Nine Months        At or For the
                                   Years Ended        Ended             Years Ended
                                   December 31,    December 31,          March 31,
                                 --------------- ---------------   ---------------------
                                   1996    1995   1995     1994    1995    1994     1993
                                   ----    ----   ----     ----    ----    ----     ----
     SELECTED FINANCIAL RATIOS:
     Return on average assets (1)   .49%    .50%     .41%    .94%    .90%    .90%    1.15%
     Return on average equity (1)  4.67    7.31     5.46   23.24   21.09   26.90    55.53
     Dividend payout ratio        29.41      -        -       -       -       -        -
     Equity to assets             10.52   12.94    12.94    4.44    4.63    3.73     2.64
     Net interest rate spread (2)  2.99    3.23     3.12    3.67    3.66    3.67     3.61
     Net interest margin (2)       3.45    3.52     3.45    3.79    3.78    3.74     3.57
     Non-interest income to
      average assets (4)            .37     .50      .43     .28     .32     .29      .39
     Non-interest expense to
      average assets (1)           2.87    2.84     2.87    2.34    2.43    2.50     2.20
     Efficiency ratio (1)(3)      81.65   77.47    80.87   61.49   63.31   68.67    59.01

     Average interest-earning
       assets to average
       interest-bearing
       liabilities               112.32% 107.51%  108.45% 103.45% 103.52% 101.94%  100.52%

                                For the Years      For the Nine
                                    Ended          Months Ended         For the Years
                                December 31,       December 31,        Ended March 31,
                              ----------------     ------------    -----------------------
                               1996      1995     1995     1994    1995    1994      1993
                               ----      ----     ----     ----    ----    ----      ----
                                     (Dollars in thousands, except per share amounts)
     SELECTED OPERATING DATA:
     Interest income          $45,278   $35,260 $26,853  $25,012  $33,419  $34,215   $39,822
     Interest expense          23,656    18,301  14,162   11,836   15,975   16,657    21,829
                              -------   ------- -------  -------  -------  -------   -------
     Net interest income       21,622    16,959  12,691   13,176   17,444   17,558    17,993
     Provision for loan
      losses                      500       389     315      468      542    1,069       343
                              -------   ------- -------  -------  -------  -------   -------
     Net interest income
      after provision for
      loan losses              21,122    16,570  12,376   12,708   16,902   16,489    17,650
     Net (loss) gains on
      sales of securities      (1,093)     (340)   (340)     -        -        -         530
     Other non-interest
      income                    2,382     2,486   1,962      994    1,518    1,394     1,480

     Foreclosed real estate
      expense, net                105       161      10     (134)      17      140       736
     FDIC SAIF assessment       2,651        -       -        -       -        -         -
     Other non-interest
      expense                  15,687    13,942  10,858    8,560   11,644   12,084    10,553
                              -------   -------  ------   ------   ------   ------    ------
     Income before income
      taxes, extraordinary
      items and cumulative
      effect of change in
      accounting principles     3,968     4,613   3,130    5,276    6,759    5,659     8,371
     Income taxes                 796     1,712   1,152    1,906    2,466    1,938     2,490
                              -------   -------  ------   ------   ------   ------    ------
     Income before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principles                3,172     2,901   1,978    3,370    4,293    3,721     5,881

     Extraordinary items:
     Penalties for pre-
      payment of debt, net
      of tax                      -        (412)   (412)     -        -        -         -
     Cumulative effect of
      change in accounting
      principles                  -         -       -        -        -        669       -
                              -------   ------- -------  -------  -------  -------   -------
     Net income               $ 3,172   $ 2,489 $ 1,566  $ 3,370  $ 4,293  $ 4,390   $ 5,881
                              =======   ======= =======  =======  =======  =======   =======

     Net income per common
     share                      $ .68       -       -        -       -        -         -

     Cash dividends declared    $ .20       -       -        -       -        -         -


     (1) 1996 includes a one-time FDIC SAIF assessment of $2,651,000 pre-tax, $1,697,000 after tax, incurred as a result of enactment of the Deposit Insurance Funds Act of 1996. Excluding the one-time FDIC SAIF assessment, selected financial ratio calculation percentages are as follows: return on average assets, 0.76%; return on average equity, 7.17%; non-interest expense to average assets, 2.45%; efficiency ratio, 69.92%.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

     (3) Total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.

     (4)  Excludes loss on sale of securities.



     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

     General

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loans, mortgage-backed and debt and equity securities and the interest paid on its deposits and other borrowings. The Company's results of operations are also affected by its provision for loan losses, non-interest income and non-interest expense. In addition, the Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies also may materially impact the Company.

     Management Strategy

     The Company's goal is to enhance shareholder value by being the premier community bank in its market area. Management's objectives toward accomplishing this goal are to: (1) aggressively market its lending products while maintaining credit quality, (2) seek low cost sources of funds, (3) deliver excellent customer service through an efficient, low cost network and (4) provide a fair return on investor's capital.

     The Company employs the following principal strategies to accomplish these objectives:

          it seeks to originate or purchase with servicing rights (1) one-to-four family residential mortgage loans, (2) consumer loans, primarily secured by junior liens on residential real estate, and (3)
     Federal Housing Administration ("FHA") Title 1 insured home improvement loans; the Company seeks to invest funds in excess of loan demand in mortgage-backed securities, classified as available for sale, which have risks and yields similar to mortgages the Company would have otherwise originated or purchased;

          it seeks to originate securitized commercial loans for equipment, inventory, working capital, real estate and other business purposes;

          it seeks to utilize its strong capital position, by borrowing funds to originate or purchase loans, or to invest in mortgage-backed securities, which are classified as available for sale, and whose average life, considering expected prepayments, is consistent with five and ten year Treasury instruments;

          it seeks to control its operating expenses by effectuating productivity savings from new systems and procedures, as well as through optimization of its retail delivery sites and systems;

          it seeks to offer superior service and competitive rates to maintain its core deposit base;

          it seeks to manage its capital through analysis of current alternatives for capital deployment; and

          it seeks to reduce its exposure to interest rate risk by purchasing and originating (1) adjustable rate first mortgage loans
     ("ARM"), (2) fixed rate first mortgage loans with terms to maturity of no more than fifteen years, (3) floating rate commercial loans, and
     (4) consumer loans, as well as by emphasizing retention and growth of core deposits and investing in mortgage-backed securities, which it classifies as available for sale, and whose expected lives are comparable to five and ten year Treasury instruments.

     In conjunction with its strategies, management expects that non-residential mortgage and commercial loans will constitute a greater percentage of the Company's loan portfolio in future periods. As a consequence of management's lending strategy, the Company may, in future periods, depending upon then current conditions, increase its provision for loan losses as well as its provision for losses on real estate owned over that experienced in the Company's most recent fiscal period.

                              RESULTS OF OPERATIONS

     As discussed more fully in the Notes to the Consolidated Financial
     Statements, the Company changed from a fiscal year end of March 31st to a calendar year end, effective with the calendar year commencing
     January 1, 1996. For purposes of setting forth a meaningful comparison for Management's Discussion and Analysis, the following periods are presented: years ended December 31, 1996 and 1995 and nine months ended December 31, 1995 and 1994.


     Selected Consolidated Statements of Income

     Set forth on the next page are the consolidated statements of income for the years ended December 31, 1996 and 1995 and the nine months ended December 31, 1995 and 1994. The information for the year ended
     December 31, 1996 and the nine months ended December 31, 1995 should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, presented elsewhere herein. The consolidated statements of income for the year ended
     December 31, 1995 and the nine months ended December 31, 1994 are unaudited, but in the opinion of management all adjustments
     (consisting of only normal recurring adjustments) necessary for a fair presentation of the results presented have been included.



                                                         Year Ended     Nine Months Ended
                                                        December 31,       December 31,
                                                       --------------     -------------
                                                       1996     1995*     1995     1994*
                                                       ----      ----     ----     ----
                                                            (Dollars in thousands)
     INTEREST INCOME:
      Interest and fees on loans                      $21,206  $14,899  $11,287    $11,202
      Interest on mortgage-backed securities           19,377   14,382   10,741     10,573
      Interest and dividends on investment
       securities                                       4,228    5,698    4,620      3,025
      Dividends on FHLBNY stock                           467      281      205        212
                                                      -------  -------  -------    -------
          Total interest and dividend income           45,278   35,260   26,853     25,012
                                                      -------  -------  -------    -------
     INTEREST EXPENSE:
      Deposits                                         16,827   15,437   12,044      9,591
      Borrowed funds                                    6,829    2,864    2,118      2,245
                                                      -------  -------  -------    -------
          Total interest expense                       23,656   18,301   14,162     11,836
                                                      -------  -------  -------    -------
     NET INTEREST INCOME                               21,622   16,959   12,691     13,176
      Provision for loan losses                           500      389      315        468
                                                      -------  -------  -------    -------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                  21,122   16,570   12,376     12,708
     NON-INTEREST INCOME:
      Services charges                                  1,236    1,013      760        781
      Net loss on sales of securities                  (1,093)    (340)    (340)         -
      Other                                             1,146    1,473    1,202        213
                                                      -------  -------  -------    -------
          Total other income                            1,289    2,146    1,622        994
                                                      -------  -------  -------    -------
     NON-INTEREST EXPENSE:
      Salaries and employee benefits                    8,511    7,209    5,712      4,148
      Occupancy, net                                    2,140    1,735    1,337      1,124
      Federal deposit insurance premiums                1,011    1,177      885        926
      FDIC SAIF assessment                              2,651       -        -          -
      Professional fees                                   645      608      501        221
      Insurance premiums                                  273      292      227        281
      Data processing                                     390      328      243        222
      Foreclosed real estate expense, net                 105      161       10       (134)
      Other                                             2,717    2,593    1,953      1,638
                                                      -------  -------  -------    -------
          Total operating expenses                     18,443   14,103   10,868      8,426
                                                      -------  -------  -------    -------
          Income before income taxes and
            extraordinary item                          3,968    4,613    3,130      5,276
     Income taxes                                         796    1,712    1,152      1,906
                                                       ------  -------  -------    -------
          Income before extraordinary item              3,172    2,901    1,978      3,370
     Extraordinary item-penalties for pre-
       payment of debt, net of tax                         -       412      412         -
                                                      -------  -------  -------    -------
          Net income                                  $ 3,172  $ 2,489  $ 1,566    $ 3,370
                                                      =======  =======  =======    =======

     *unaudited


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     General. Net income for the year ended December 31, 1996 ("1996"), was $3.2 million, or $0.68 per share, as compared to $2.5 million for the year December 31, 1995 ("1995"). 1996 includes a pre-tax charge of $2,651,000, representing the Company's portion of a one-time industry-wide assessment on thrift institutions to recapitalize the Savings Association Insurance Fund ("SAIF"). The assessment reduced net income by $1,697,000, or $0.37 per share. Exclusive of the SAIF assessment, the net income of the Company for 1996 was $4.9 million, or $1.05 per share, which is an increase of $2.4 million over 1995 net income. This increase is primarily the result of increased loans and investments, which the Company has made since September 1995, that has lead to higher net interest income, partially offset by increased non-interest expense incurred to position the Company for the growth which it has experienced.

     Net Interest Income. Net interest income is the principal source of income for the Company and represents the difference between total interest and fees earned on loans, mortgage-backed securities and other investments and total interest paid on deposits and other liabilities. Net interest income of $21.6 million for 1996 increased $4.6 million, or 27.5%, from $17.0 million in 1995. This increase is the result of an increase in interest income larger than the increase in interest expense. Table 1 presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and shareholders' equity for the years ended December 31, 1996 and 1995, and the nine months ended December 31, 1995 and 1994.

     Interest Income. Interest income of $45.3 million was up $10.0 million, or 28.4%, in 1996 over 1995 interest income of $35.3 million. The increase reflects a 30% rise in average interest-earning assets during 1996 compared to 1995, as a result of asset investments funded by: (1) the proceeds of the Company's initial public offering at the end of September 1995; (2) increased borrowing during 1996 from the Federal Home Loan Bank of New York ("FHLBNY"); and (3) increased core deposits during 1996.

     The average balance of total interest-earning assets for 1996 increased $144.3 million to $626.6 million from $482.2 million during 1995, principally from growth in first mortgage lending and from fourth quarter 1995 investments in mortgage-backed securities. During 1996, as part of its strategy, the Company increased its net loan portfolio 66% including non-residential mortgages and commercial loans, which increased to $18.5 million at December 31, 1996 compared to $4.1 million at December 31, 1995. In addition, during 1996 a full year's income was earned from investments made during the 1995 fourth quarter.

     The Company's mortgage lending in 1996 was at market rates which were less than those imbedded in its prior year's average balances. This was largely offset by redeployment of proceeds from sales of lower yielding securities into higher yielding assets. The combined effect of these factors upon average yields for 1996 was a reduction of 8 basis points to 7.23% from 7.31% in 1995.

     The decrease in the actual balance of interest-earning assets at December 31, 1996 as compared to the 1996 average balance reflects the sale during the latter part of 1996 of mortgage-backed securities and debt securities, which were all held as available for sale. The proceeds were used to repay borrowings and to fund growth in the Company's net loan portfolio. The increase in average yield on the balance sheet for December, 1996 over the average yield for the full year 1996 reflects the change in the mix of the interest-earning assets which occurred during the latter part of 1996. This increased the yield on interest-earning assets by 21 basis points to 7.44% at December 31, 1996 as compared to 7.23% for the full year ending 1996.

     Interest Expense. Interest expense increased by $5.4 million, or 29.3%, during 1996 compared to the previous year. Of this, interest expense on borrowed funds increased $4.0 million and interest expense on deposits increased $1.4 million. As Table 1 indicates, the increase in interest expense on borrowed funds was due to a significant increase in the average balance of outstanding borrowings at average rates substantially lower than those of the prior year; and the increase in interest expense on deposits results from more core deposits in 1996 than 1995, at slightly higher rates.

     The average balance of borrowed funds during 1996 increased $85.6 million, or 222.6%, to $124.1 million as compared to the same period for 1995. This increase in borrowings reflects implementation of the Company's strategy to leverage its excess capital. These borrowings, along with increased deposits and the capital provided through the Company's initial public offering, have funded the increase in assets which has occurred since September 1995. The weighted average borrowing cost decreased during 1996 by 195 basis points from 7.45% in 1995 to 5.50% in 1996. The decrease reflects the Company's decision in December 1995 to repay $23.9 million of higher cost, longer term borrowings and replace it with short-term, lower cost 30 to 90 day borrowings. The Company maintained that duration with all of its borrowings until December 1996 when it replaced $60 million of its short-term borrowings with a five year, 5.52% borrowing from the FHLBNY, which is callable after three years. At December 31, 1996, the Company's remaining short-term borrowings were $47.2 million, which mature within 90 days. Subsequent to year end, the Company increased its short-term borrowings to purchase $51.9 million of mortgage-backed securities which have weighted average lives consistent with five year Treasury instruments. The Company may seek to extend up to $40.0 million of its short-term borrowings to longer maturities, depending upon interest rate market conditions. If such borrowings are not extended, the Company anticipates renewing such borrowings on a short-term basis.

     The average balance of interest-bearing deposits increased $23.6 million, or 5.8%, to $433.7 million for 1996 from $410.1 million in 1995. Also, the average cost of interest on interest-bearing deposits grew to 3.88% during 1996 as compared to 3.76% for the previous year. This cost increase primarily reflects the full period's effect of changes in the Company's costs of certificates of deposits made when the Company began, in late 1994, to market CD's with competitive rates, generally for terms of less than 18 months in conjunction with advertising campaigns geared toward re-emphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. It continued with these rate offerings when the Company opened new branches in June and December of 1995 and March and October of 1996. In addition, interest rates on savings accounts have increased as a result of paying bonuses on statement savings accounts, on a limited basis, to customers of those new branches.

     Also, during mid-third quarter of 1995, the Company started to market its products, including deposits to affinity groups. Under this program, the Company offers higher savings rates which are tied to the three month U.S. Treasury rate. The Company believes that the higher interest rate is economically feasible since service under this program is principally electronic and has limited operational and incremental costs. This program also has the advantage of soliciting new customers with profiles to match loan products that the Company is marketing.

     Table 1 presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs, and shareholders' equity at December 31, 1996. Table 1 also presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and shareholders' equity for the years ending December 31, 1996 and 1995, and for the nine months ended December 31, 1995 and 1994. The average balance of loans includes non-accrual loans. The yields include loan fees which are considered adjustments to yields.

     Table 1:  Spread Analysis

                                                  At December 31,                    Year Ended December 31,
                                                  ----------------- ---------------------------------------------------------
                                                        1996                    1996                         1995
                                                 ------------------  --------------------------- ---------------------------
                                                  Actual   Average   Average           Average   Average              Average
                                                 Balance Yield/Cost  Balance Interest Yield/Cost Balance   Interest Yield/Cost
                                                 -------  ---------  ------- -------- ---------  -------   --------  ---------
                                                                            (Dollars in thousands)
     Assets:
      Interest-earning assets:
       First mortgage loans                     $281,439    7.61%   $229,850 $17,698    7.70%    $146,882   $12,199   8.31%
       Consumer and other loans                   44,031    9.44      37,509   3,508    9.35       26,711     2,700  10.11
       Mortgage-backed securities                240,974    7.00     286,794  19,377    6.76      208,763    14,382   6.89
       Money market investment                       -        -        2,088     113    5.41        7,152       414   5.79
       Debt securities                            40,243    6.76      63,092   4,115    6.52       89,055     5,284   5.93
       FHLBNY stock                                7,768    6.95       7,224     467    6.46        3,649       281   7.70
                                                --------            -------- -------             --------   -------
          Total interest earning assets          614,455    7.44%    626,557  45,278    7.23%     482,212    35,260   7.31%
      Non-interest-earning assets                 21,587    ----      17,153 -------    ----       14,762   -------   ----
                                                --------            --------                     --------
          Total assets                          $636,042            $643,710                     $496,974
                                                ========            ========                     ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                         $139,651    2.92%   $131,368   3,658    2.78%    $112,416     2,895   2.58%
       NOW accounts                               47,387    2.86      45,275   1,285    2.84       46,158     1,296   2.81
       Money market accounts                      44,404    3.24      44,516   1,365    3.07       41,661     1,137   2.73
       Certificates of deposit                   209,240    4.99     212,585  10,519    4.95      209,848    10,109   4.82
       Borrowed funds                            107,200    5.65     124,087   6,829    5.50       38,464     2,864   7.45
                                                --------            -------- -------             --------   -------
          Total interest-bearing liabilities     547,882    4.23%    557,831  23,656    4.24%     448,547    18,301   4.08%
                                                --------    ----    -------- -------    ----      -------   -------   ----
     Non-interest bearing liabilities:
     Non-interest bearing deposits                16,374              13,237                        9,208
     Other non-interest bearing liabilities        4,851               4,708                        5,162
                                                --------            --------                     --------
          Total non-interest bearing
            liabilities                           21,225              17,945                       14,370
                                                --------            --------                     --------
          Total liabilities                      569,107             575,776                      462,917
     Shareholders' equity                         66,935              67,934                       34,057
                                                --------            --------                     --------
          Total liabilities and shareholders'
            equity                              $636,042            $643,710                     $496,974
                                                ========            ========                     ========
     Net interest income/net interest rate
      spread                                                3.21%            $21,622    2.99%               $16,959   3.23%
                                                            ====             =======    ====                =======  =====

     Net interest margin                                    3.69%                       3.45%                         3.52%
                                                            ====                        ====                          ====
     Ratio of interest-earning assets to
      interest-bearing liabilities                        112.15%                     112.32%                       107.51%
                                                          ======                      ======                        ======


     NOTE: Loan origination fees are considered an adjustment to interest income. For the purposes of calculating loan yields, average loan balances include non-accrual loans.



                                                           NINE MONTHS ENDED DECEMBER 31,
                                               -------------------------------------------------------
                                                          1995                          1994
                                               ---------------------------   --------------------------
                                               Average             Average*  Average          Average*
                                               Balance  Interest  Yield/Cost BalanceInterest Yield/Cost
                                               -------  --------  ---------  ---------------  ---------
                                                               (Dollars in thousands)
     Assets:
      Interest-earning assets:
       First mortgage loans                     $147,394  $ 9,207  8.33%   $154,067  $ 9,373    8.11%
       Consumer and other loans                   27,310    2,080 10.16      23,960    1,829   10.18
       Mortgage-backed securities                209,521   10,741  6.84     207,805   10,573    6.78
       Money market investment                     8,491      370  5.81       3,795      123    4.32
       Debt securities                            94,007    4,250  6.03      70,594    2,902    5.48
       FHLBNY stock                                3,627      205  7.54       3,795      212    7.45
                                                --------  -------          --------  -------
          Total interest earning assets          490,350   26,853  7.30%    464,016   25,012    7.19%
      Non-interest-earning assets                 15,061  -------  ----      15,263  -------    ----
                                                --------                   --------
          Total assets                          $505,411                   $479,279
                                                ========                   ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                         $112,943    2,196  2.59%   $113,919    2,158    2.53%
       NOW accounts                               44,317      934  2.81      67,172    1,480    2.94
       Money market accounts                      41,782      883  2.82      47,782      905    2.53
       Certificates of deposit                   215,302    8,031  4.97     179,282    5,048    3.75
       Borrowed funds                             37,814    2,118  7.47      40,408    2,245    7.41
                                                --------  -------          --------  -------
          Total interest-bearing liabilities     452,158   14,162  4.18%    448,563   11,836    3.52%
                                                --------  -------  ----    --------  -------    ----
     Non-interest bearing liabilities:
     Non-interest bearing deposits                 9,378                      7,864
     Other non-interest bearing liabilities        5,641                      3,519
                                                --------                   --------
          Total non-interest bearing              15,019                     11,383
          liabilities
                                                --------                   --------
          Total liabilities                      467,177                    459,946
     Shareholders' equity                         38,234                     19,333
                                                --------                   --------
          Total liabilities and shareholders'
           equity                               $505,411                   $479,279
                                                ========                   ========
     Net interest income/net interest rate
      spread                                              $12,691  3.12%             $13,176    3.67%
                                                          =======  ====              =======    ====
     Net interest margin                                           3.45%                        3.79%
                                                                   ====                         ====


     Ratio of interest-earning assets to
      interest-bearing liabilities                               108.45%                      103.45%
                                                                 ======                       ======

     NOTE: Loan origination fees are considered an adjustment to interest income. For the purposes of calculating loan yields, average loan balances include non-accrual loans.

     *PERCENTAGES ARE ANNUALIZED

     Table 2 presents the relative contribution of changes in the volume of interest-earning assets and interest-bearing liabilities to changes in net interest income for the periods indicated. Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans.

     Table 2:  Rate/Volume Analysis

                                                 Year Ended                   Nine Months Ended
                                              December 31, 1996               December 31, 1995
                                                 Compared to                     Compared to
                                                 Year Ended                   Nine Months Ended
                                              December 31, 1995               December 31, 1994
                                            --------------------              ------------------

                                             Increase (Decrease)             Increase (Decrease)
                                        In Net Interest Income Due To   In Net Interest Income Due To
                                        -----------------------------   -----------------------------

                                                          Rate/                            Rate/
                                     Volume      Rate    Volume    Net     Volume  Rate   Volume   Net
                                     ------      ----    ------    ---     ------  ----   ------   ---
                                                           (Dollars in thousands)

     Interest-earning assets:

      First mortgage loans            $6,891    $ (889)  $ (503)  $5,499  $   (9)  $ (157) $   0   $ (166)
      Consumer and other loans         1,091      (202)     (81)     808     256       (4)    (1)     251
      Mortgage-backed securities       5,376      (277)    (104)   4,995      87       80      1      168
      Money market investments          (293)      (27)      19     (301)    153       42     52      247
      Investment securities           (1,540)      524     (153)  (1,169)    962      290     96    1,348
      FHLBNY stock                       275       (45)     (44)     186      (9)       2      0       (7)
                                      ------    ------   ------   ------ -------  -------   ----   ------
          Total                       11,800      (916)    (866)  10,018   1,440      253    148    1,841
                                      ------    ------   ------   ------  ------  -------   ----   ------
     Interest-bearing liabilities:
      Deposits                           892       472       26    1,390     146    2,273     34    2,453
      Borrowed funds                   6,375      (747)  (1,663)   3,965    (144)      18     (1)    (127)
                                     -------    ------   ------   ------  ------  -------   ----   ------
          Total                      $ 7,267      (275)  (1,637)   5,355       2    2,291     33    2,326
                                     -------    ------   ------   ------ -------  -------   ----   ------
     Net change in net interest
      income                         $ 4,533    $ (641)  $  771   $4,663  $1,438  $(2,038) $ 115   $ (485)
                                     =======    ======   ======   ======  ======  =======  =====   ======

     Provision for Loan Losses. The provision for loan losses increased $111,000 to $500,000 for the year ended December 31, 1996 from $389,000 for the prior year. The provision for 1996 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the local economy in the Company's market areas. As of December 31, 1996, non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased $2.9 million, or 51.3%, to $2.7 million at December 31, 1996 from $5.6 million at December 31, 1995. At December 31, 1996, the allowance for loan losses was $2.6 million, compared to $3.2 million at December 31, 1995, a decrease of $0.6 million, or 19.4%. Despite this decrease, the percentage of the allowance for loan losses to total non-performing loans increased to 95.4% at December 31, 1996 from 57.7% at December 31, 1995 because $2.4 million of a $3.3 million non-performing construction loan was repaid during 1996. The remaining balance on this loan of $848,000 was charged against a specific reserve of $1.5 million which had previously been established for this loan. After the charge-off, the remaining balance of the specific reserve was allocated within the allowance for loan losses to other classes of loans.

     Future provisions for loan losses will continue to be based on management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, then current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses.

     Non-interest Income. Non-interest income decreased $0.8 million to $1.3 million for 1996 compared to $2.1 million for 1995. The principal reason was the loss of $1.1 million on the sale of securities during 1996 as compared to a loss of $340,000 on the sale of securities for 1995. The securities sold in 1996 had an approximate book value of $112.5 million. Proceeds from the 1996 sales, in conjunction with additional borrowings and deposits, were used to fund loan growth and for redeployment into higher yielding securities. The effect of this loss was to reduce 1996 earnings per share by $0.15.

     Aside from the effect of the above described securities transactions, 1996 includes $917 thousand from the collection of unaccrued interest associated with loans, the principal of which has been repaid, as compared to $932 thousand in collections for the same period of the prior year. The interest on all of these loans has been completely repaid. The effect of this non-recurring income to 1996 earnings per share was $0.12. Absent the above mentioned losses and credits, non-interest income decreased $89 thousand during the full year 1996 as compared to the same period of the prior year. This decrease occurred in the first quarter of 1996, primarily due to decreases in commissions from annuity sales as the Company focused its resources on developing its new branches and marketing its core products rather than selling annuities.

     Non-interest Expense. Non-interest expense totaled $18.4 million for 1996, an increase of $4.3 million, or 30.8%, as compared to $14.1 million incurred during the prior year. Exclusive of the SAIF assessment, total non-interest expense increased $1.7 million, or 12.0%, to $15.8 million for 1996 from $14.1 million in 1995.

     Salaries and employee benefits expenses for 1996 increased $1.3 million, or 18.1%, compared to the prior year. Of this amount, approximately $0.5 million was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's three new branches opened during the period since December 1995. Other salary and benefit expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $0.7 million associated with the Company's Employee Stock Ownership Plan ("ESOP") established September 29, 1995 and $0.2 million the Recognition and Retention Plan for Executive Officers and Employees ("Employee RRP") adopted midway through 1996. Finally, salary and benefit expenses also reflect normal salary increases from salary in place during the same period of the prior year.

     Occupancy costs increased $0.4 million, or 23.3%, to $2.1 million for 1996 from $1.7 million for 1995. The increase is principally the result of new lease costs for the three new branches the Company has opened since the quarter ended December 1995, and the related amortization of lease hold improvements to these branches as well as refurbishment of existing facilities.

     Data processing expense increased $0.1 million, or 18.9%, to $0.4 million for 1996 compared to $0.3 million for the prior year. This increase reflects additional costs as the Company upgraded its operating system and all of its applications to provide more capability for services to its customers base.

     Foreclosed real estate expense, net decreased $0.1 million, or 34.8%, to $0.1 million from $0.2 million for 1995. The primary reason for this decrease was lower real estate tax, insurance, maintenance and repair expenses associated with foreclosed properties as compared to the prior year.

     Other non-interest expense increased $0.1 million, or 4.8%, to $2.7 million compared to $2.6 million for the prior year, principally due to advertising and promotional expenses in conjunction with the growth of core deposits and the promotions associated with loan growth and new branches.

     Income Tax Expense. Income taxes for 1996 reflects the tax effect of the pre-tax income recognized for 1996, partially offset by a reversal of a $702,000 tax liability, previously established, which expired during 1996. The effect of this reversal was to increase earnings per share $0.15 for 1996. Income tax expense for 1995 is solely the result of the tax effect of the pre-tax income recognized in that period.


                               FINANCIAL CONDITION

     At December 31, 1996 shareholders' equity was $66.9 million compared to $72.3 million at December 31, 1995. The ratios of shareholders' equity to total assets were 10.52% at December 31, 1996 and 12.94% at December 31, 1995. The $5.4 million decrease in shareholders' equity at December 31, 1996 from December 31, 1995 resulted principally from:
     1) purchase on the open market and retirement of 323,488 shares of stock for $4.0 million at an average price of $12.29 per share; 2) purchase of 211,600 shares on the open market to fund the Company s Management Recognition and Retention plans, of which a) 176,869 shares, valued at $2.2 million, were awarded during 1996 and b) 34,731 shares, valued at $430,000, were retained as Treasury stock held for reissuance under these plans; 3) a $1.9 million (net of tax) decrease in the market value of the investment portfolio, all of which is classified as available for sale; and 4) the third and fourth quarter dividend of $912,000. Partially offsetting these decreases were 1996 net income of $3.2 million and the reduction of $858,000 in the unallocated and unearned ESOP, Employee RRP, and Recognition and Retention Plan for Outside Directors ("Director RRP") shares.

     Total assets at December 31, 1996 were $636.0 million, an increase of $77.0 million from the December 31, 1995 year end balance of $559.0 million. Lending activities was the principal reason for this growth. The growth has been primarily funded with FHLBNY borrowings and by increased deposits.

     LENDING ACTIVITIES

     Loan Portfolio Composition. At December 31, 1996, the Company had total loans of $327.1 million, an increase of $127.5 million, or 63.9% from December 31, 1995. The largest component of the portfolio, $265.7 million, or 81.2%, were one-to-four family first mortgage loans. The remainder of the Company's loans at December 31, 1996 consisted of consumer and other loans of $34.7 million, or 10.6%, of total loans, primarily home equity credit lines, fixed-rate second mortgage loans and FHA Title 1 insured home improvement loans. Commercial business and mortgage loans, and multi-family mortgage loans outstanding at December 31, 1996 totaled $18.5 million, or 5.7%, of total loans and $7.7 million, or 2.4%, of total loans, respectively.

     The types of loans that the Company may originate or purchase are subject to federal and state law regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

     First Mortgage Lending. The Company offers first mortgage loans secured by one-to-four family residences, including townhouse and condominium units. Typically, such residences are single family homes that serve as the primary residence of the owner. Loans may be internally originated or purchased from other sources such as mortgage bankers and other financial intermediaries. One-to-four family residential mortgage loans are generally underwritten to Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") guidelines, except that loans may exceed the maximum loan limits for the FNMA or the FHLMC.

     At December 31, 1996, one-to-four family first mortgage loans amounted to $265.7 million, a $108.1 million, or 68.5% increase from December 31, 1995. The increase over the prior year resulted primarily from the purchase and origination of $115.7 million and $18.0 million of one-to-four family residential loans, respectively. Of the one-to-four family first mortgage loans outstanding at the current year end, 81.0% were ARM loans and 19.0% were fixed-rate loans. The interest rate adjustment period on ARM loans ranges between 1 and 10 years, and as of December 31, 1996 the weighted average adjustment period approximates 3 years. The Company periodically offers ARM loans on which the interest rate for an initial period may be less than the fully indexed rate, although to be eligible, the Company requires that the borrower qualify for the maximum payment possible after the initial interest rate adjustment. ARM and fixed rate loans are originated for a term of up to 30 years. The Company generally charges origination fees of up to 2.0% on one-to-four family residential mortgage loans.

     Generally, ARM loans pose credit risks different from the risks in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

     The Company also engages in commercial and multi-family real estate lending in its market area. The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings and warehouses. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. The loans are usually made in amounts up to 75% of the appraised value of the property securing the loan. Adjustable rate commercial and multi-family real estate loans provide for a margin over either the U.S. Treasury security adjusted to a constant maturity of five years, with periodic adjustments after five years, or the Prime Rate as reported in the Wall Street Journal, or to a lesser extent, the Company also offers commercial and multi-family real estate loans with a margin over short-term U.S. Treasury securities. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company generally requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Company's Board of Directors.

     Multi-family and commercial real estate loans present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

     At December 31, 1996, $0.4 million, or 0.1%, of the Company's total loan portfolio consisted of acquisition, development and construction loans, as compared to $3.7 million at December 31, 1995. During 1996, $2.4 million of a $3.3 million non-accruing construction loan was repaid. The remaining balance of $848,000 was charged off against a specific reserve which had previously been established for the loan. After the charge-off, the remaining balance of the specific reserve was allocated within the allowance for loan losses to other classes of loans.

     Other Loans. Among other loan types, the Company offers second mortgages secured by owner-occupied residences wherein the property may not be encumbered by other than a first mortgage loan. These loans are generally subject to a 75% combined loan-to-value limitation, including any other outstanding mortgage or lien on the property. As of December 31, 1996, second mortgage loans amounted to $17.3 million, or 5.3%, of total loans, an increase of $3.4 million, or 24.1%, from December 31, 1995.

     The Company also originates and purchases FHA Title 1 improvement loans. It originates these loans both on a direct basis and through a network of improvement contractors/dealers who are approved by the Company under FHA guidelines. The Company purchases FHA Title 1 improvement loans from FHA approved lenders who have originated the loans in accord with the Company's lending criteria and within FHA underwriting guidelines. These guidelines provide for more liberal equity and debt to income ratios than for non-FHA improvement loans. In the event of default, the FHA insures 90% of the principal balance plus accrued interest. The interest rates are normally higher than the interest rates for one-to-four family mortgage loans due to the more liberal underwriting standards. FHA Title 1 improvement loans amounted to $13.6 million, or 4.2%, of total loans at December 31, 1996 compared to $12.5 million as of December 31, 1995, an increase of $1.1 million, or 8.7%.

     In accordance with its strategy, the Company began to originate commercial business loans in 1996. These loans are secured by business assets other than real estate such as equipment, inventory, machinery, accounts receivable, and vehicles, and are generally guaranteed by principals of the business. Commercial business loans are in amounts which range from $50,000 to $2,500,000 at interest rates which are indexed to the prime rate, and for durations which coincide with the nature of the collateral, but not beyond ten years. The Company's target market is enterprises with annual sales between $1 million and $25 million. Commercial business loans present a higher level of risk than do loans secured by one-to-four family residences. The Company underwrites these loans by analyzing the current financial condition of the borrower including current and expected cash flows and historical and projected financial performance. The Company also analyzes the value of the collateral available as security, and the borrower's credit history. The Company seeks to maintain an active relationship with its commercial business borrowers in order to service their banking needs, and to keep current with their financial and operational condition. As of December 31, 1996, the amount of commercial business loans was $9.2 million versus zero at December 31, 1995.

     Remaining other loans are home equity lines of credit and secured and unsecured personal loans.

     As of December 31, 1996, $7.7 million, or 2.4%, of the Company's total loan portfolio, consisted of multi-family residential mortgage loans reflecting an increase of $3.0 million, or 62.9% from year end December 31, 1995. In addition, the Company's commercial business and mortgage loan portfolio totaled $18.5 million, or 5.7%, of the total loan portfolio at December 31, 1996, an increase of $14.4 million, or 351%, from December 31, 1995. The growth of these product lines reflects management's emphasis and strategy of diversifying the Company's loan offerings and portfolio mix, and the result of increased marketing and support activities.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

     Table 3:  Composition of Loan Portfolio

                                  At December 31,                             At March 31,
                          --------------------------------  ------------------------------------------------
                               1996             1995             1995             1994             1993
                          ---------------  ---------------  --------------  ----------------  ---------------
                                   Percent        Percent         Percent          Percent           Percent
                                     of             of              of               of                of
                           Amount   Total   Amount Total   Amount  Total    Amount  Total    Amount   Total
                           ------   -----   ------ -----   ------  -----    ------  -----    ------   -----
                                                         (Dollars in thousands)

     First mortgage
     loans:
      One-to-four
       family             $265,748  81.2% $157,686   79.0% $137,317   79.0%$151,683   80.1% $193,730   79.0%
      Multi-family           7,725   2.4     4,742    2.4     3,978    2.3    4,217    2.2     4,805    2.0
      Non-residential        9,304   2.9     4,055    2.0     1,987    1.1    2,600    1.4    16,324    6.6
      Acquisition, devel-
       opment, and
       construction            404    .1     3,707    1.9     4,217    2.4    4,924    2.6     7,061    2.9
      Land                     -      -         40      -     1,017     .6    2,250    1.2     2,250     .9
                          --------  ----   -------  -----   -------  -----  -------  -----   -------  -----
       Total first
        mortgage loans     283,181  86.6   170,230   85.3   148,516   85.4  165,674   87.5   224,170   91.4
                          --------  ----   -------  -----   -------  -----  -------  -----   -------  -----
     Other loans:
      Second mortgage       17,295   5.3    13,938    7.0    12,493    7.2   11,543    6.1     8,394    3.4
      FHA insured home
       improvement          13,613   4.2    12,527    6.3    10,611    6.1    9,701    5.1    10,055    4.1
      Commercial business    9,210   2.8        -      -         -      -       -       -        -       -
      Unsecured consumer     1,829    .6     1,088     .6       489     .3      382     .2       219     .1
      Home equity lines
       of credit             1,147    .4     1,263     .6     1,344     .8    1,544     .9     1,791     .7
      Automobile loans         413    .1        87     -         -      -       -       -          3     -
      Passbook                 244    -        395     .2       355     .2      370     .2       451     .2
      Secured consumer         154    -          6     -         -      -       -       -        -       -
      Guaranteed student        12    -         27     -         42     -        80     -        146     .1
                          --------  ----   -------  -----   -------  -----  -------  -----   -------  -----
        Total other loans   43,917  13.4    29,331   14.7    25,334   14.6   23,620   12.5    21,059    8.6
                          --------  ----   -------  -----   -------  -----  -------  -----   -------  -----
     Total loans           327,098 100.0%  199,561  100.0%  173,850  100.0% 189,294  100.0%  245,229  100.0%
                                   =====            =====            =====           =====            =====
      Less (plus):
       Unearned discounts/
       (premiums) and
       deferred loan fees,
       net                    (985)            547              893           1,099            1,402
       Allowance for loan
        losses               2,613           3,241            3,048           2,818            2,854
                          --------         -------          -------         -------          -------

        Total loans, net  $325,470        $195,773         $169,909        $185,377         $240,973
                          ========        ========         ========        ========         ========

     Credit Quality. Maintenance of asset quality is one of management's most important objectives. Management reviews delinquent loans on a continuous basis and, through an Asset Classification Committee which meets quarterly to review the Company's loan portfolio, makes changes in the classification of assets which the Committee deems necessary. The Committee reports its findings to the Board of Directors quarterly. The Company hires outside counsel experienced in collections and foreclosure to pursue collections and to institute foreclosure and other procedures on the Company's delinquent loans.

     Lending policies are reviewed and approved annually by the Board of Directors of the Company. Credit approval limits have been established for each of the Company's loan officers, however, the Company's Loan Committee approves all credit extensions exceeding $500,000. It is the Company's policy for loans secured by real estate that an appraisal be obtained to ensure adequate value of the secured property and that title insurance be obtained on all first mortgage loans. The Company has engaged an independent consulting firm which specializes in loan reviews to perform loan reviews and provide independent reports to the Company's Board of Directors quarterly. In addition, loan officers monitor the Company's loans outstanding to identify potentially deteriorating loan situations which are reported to the Asset Review Committee. This process allows management to implement a strategy to address potential credit concerns. The Company's internal Audit Department reviews loan documentation and collateral as part of its regular audit procedures.

     Delinquent Loans and Foreclosed Assets

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the Office of Thrift Supervision ("OTS") to be of lesser quality as "substandard", "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weakness inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that have exhibited some potential weakness that, if not corrected, could increase the level of risk in the future.

     At December 31, 1996, the Company had special mention loans of $2.2 million. In addition, at that date the Company had substandard assets of $4.1 million, which consisted of $0.6 million in real estate owned ("REO"), $3.0 million in first and second mortgage loans and $0.5 million in consumer loans. There were no assets categorized as doubtful at that date and there were $0.4 million categorized as loss which are fully reserved.

     REO is transferred from the loan portfolio at the lower of cost or estimated fair value. If the estimated fair value is lower than cost, such difference is charged to the allowance for loan losses at the time of transfer. The Company also maintains a loss allowance for other real estate losses for subsequent declines in the estimated fair value of REO and estimated costs to sell.

     Interest is not accrued on FHA insured home improvement loans where interest or principal is 120 days or more past due, and on all other loans, where interest or principal is 90 days or more past due, unless the loans are well secured and in the process of collection. Once the loans reach non-accrual status, accrued but unpaid interest is reversed and interest income is subsequently recognized only to the extent that payments are received. Interest on loans that have been restructured is accrued according to the renegotiated terms.

     Table 4 below sets forth information regarding the Company's non-performing assets. At December 31, 1996, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") 15 and SFAS 114 issued by the Financial Accounting Standards Board ("FASB"):


     Table 4: Non-performing Assets

                                          At
                                     December 31,          At March 31,
                                     ------------      --------------------
                                    1996     1995      1995     1994    1993
                                    ----     ----      ----     ----    ----
                                             (Dollars in thousands)

     Mortgage loans delinquent
       90 days more and still
       accruing                    $  404   $  647     $  558 $   714  $   740
     Non-accrual delinquent
       mortgage loans               1,884    1,472      1,802   5,653    7,393
     Non-accrual construction
      loans                           -      3,273      3,954   4,924    6,812
     Other non-accrual loans
       delinquent 90 days or more     450      229        259     310      509
                                   ------   ------     ------ -------  -------
        Total non-performing loans  2,738    5,621      6,573  11,601   15,454
     Total REO                        563      652        825   1,487    1,495
                                   ------   ------     ------ -------  -------
        Total non-performing
          assets                   $3,301   $6,273     $7,398 $13,088  $16,949
                                   ======   ======     ====== =======  =======
     Non-performing loans to total
       net loans                      .84%    2.87%      3.87%   6.26%    6.41%
                                      ===     ====       ====    ====     ====
     Non-performing assets to
       total net loans and REO       1.01%    3.19%      4.33%   7.00%    6.99%
                                     ====     ====       ====    ====     ====
     Non-performing loans to total
       assets                         .43%    1.01%      1.38%   2.45%    3.07%
                                      ===     ====       ====    ====     ====
     Non-performing assets to
       total assets                   .52%    1.12%      1.56%   2.76%    3.37%
                                      ===     ====       ====    ====     ====
     Allowance for loan losses to
       non-performing loans         95.43%   57.66%     46.37%  24.29%   18.47%
                                    =====    =====      =====   =====    =====
     Allowance for loan losses to
       total net loans                .80%    1.66%      1.79%   1.52%    1.18%
                                      ===     ====       ====    ====     ====

     In addition to the loans included in the risk elements table above, the Company has at December 31, 1996, 40 loans delinquent for 90 days or less totaling $810 thousand, of which $382 thousand has been classified as substandard. These loans, as well as the loans included in the risk elements table above, have been considered in the analysis of the adequacy of the allowance for loan losses.

     For the year ended December 31, 1996 and 1995 and the nine months ended December 31, 1995 and 1994, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, approximated $0.2 million, $0.4 million, $0.3 million and $0.9 million, respectively. Also, during the twelve months ended December 31, 1996 and 1995 and the nine months ended December 1995 the amounts of interest income on non-performing loans that was included in income approximated $75 thousand, $21 thousand, $11 thousand and $14 thousand, respectively.

     The Company's real estate owned, before allowance for losses on real estate owned (REO), totaled $741 thousand at December 31, 1996 as compared to $875 thousand at December 31, 1995. During 1996, reductions in the fair market value of REO properties were $79 thousand. In addition, $324 thousand of new REO was acquired which was offset by the sale of $379 thousand in existing REO properties. The sales in real estate owned reflects the continued efforts of the Company to reduce of REO outstanding in a timely manner.

     Allowance for Loan Losses

     The allowance for loan losses is established through charges (provisions for loan losses) to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, management considers the allowance to be below the level necessary to absorb future loan losses on existing loans, an additional provision for loan losses is made to increase the allowance for loan losses to the level considered necessary to absorb possible losses on existing loans that may become uncollectible. Management considers such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay and the realization of collateral in determining the adequacy of the allowance.

     Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area.


     In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

     INVESTMENT ACTIVITIES

     The Company's earning assets, other than loans receivable, are its debt and equity securities, which primarily consist of U.S. Government and agency securities, federal funds sold, and mortgage-backed securities, which are directly insured or guaranteed by the Government National Mortgage Association ("GNMA"), the FNMA or the FHLMC. At December 31, 1996, investments in these assets reflected a decrease of $60.7 million when compared to investments at December 31, 1995. This decrease principally resulted from decreases in debt securities of $39.9 million, or 49.8%, and mortgage-backed securities of $19.1 million, or 7.4%, from December 31, 1995.

     The investment policy of the Company, which is approved by the Board of Directors and implemented by certain officers as authorized by the Board, is designed to provide and maintain liquidity and to manage the interest rate sensitivity of its overall assets and liabilities, and to generate a favorable return without incurring undue interest rate and credit risk. In establishing its investment strategies, the Company considers its business and growth plans, the economic environment, its interest rate sensitivity position, the types of securities to be held, and other factors.

     Current regulatory and accounting guidelines regarding investment portfolio policy require securities to be classified as "held to maturity", "available for sale" or "trading." In November 1995, the FASB issued "Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" within which there was offered transition guidance permitting an enterprise to reassess the appropriateness of the classifications of all of its securities before December 31, 1995.
     The Company reassessed its classifications and on December 5, 1995, it transferred all of its securities previously classified as held to maturity, with an amortized cost of $291.3 million, to the available for sale classification. The related unrealized gain as of the date of transfer was $1,548,000 which has been recognized and reported, net of income tax of $557,000, as a separate component of shareholders' equity. At December 31, 1996, all of the Company's securities were classified as available for sale. Decisions to purchase or sell these securities are made within the framework of the Company's investment policy and are based on economic conditions including changes in interest rates, liquidity, and asset liability management strategies.

     Decreases in investments during 1996 were primarily the result of the sales of $112.5 million of debt and equity securities, and mortgage-backed securities during the third and fourth quarters of 1996. Proceeds from the sale of securities were used in conjunction with additional borrowings and deposits to fund loan growth and redeployment into higher yielding securities.

     The following table sets forth the composition of the Company's investment in Federal funds sold, debt and equity securities and FHLBNY stock at the dates indicated:


     Table 5:  Federal Funds Sold, Debt and Equity Securities

                                     At December 31,         At March 31,
                              -----------------------------  -------------
                                   1996            1995          1995
                              --------------   ------------- -------------

                                      Percent        Percent         Percent
                                         of             of             of
                              Amount   Total   Amount Total  Amount   Total
                              ------   -----   ------ -----  ------   -----
                                         (Dollars in thousands)
     Federal funds sold       $  -        - % $ 1,650   1.9% $ 1,350   1.6%
     Debt and equity
       securities:
      U.S. Government &
       agency securities       40,103   83.5   80,017  93.7   80,934  94.1
      Other                       140     .3      109    .1       53    .1
                              -------   ----   ------  ----   ------  ----
     Sub-total                 40,243   83.8   81,776  95.7   82,337  95.8
     FHLBNY stock               7,768   16.2    3,627   4.3    3,627   4.2
                              -------   ----   ------  ----   ------  ----
     Total Federal funds
      sold, debt and
      equity securities
      and FHLBNY stock        $48,011  100.0% $85,403 100.0% $85,964 100.0%
                              =======  =====  ======= =====  ======= =====

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of its total portfolio at the dates indicated:


     Table 6:  Mortgage-backed Securities

                                     At December 31,            At March 31,
                             -------------------------------   ----------------
                                 1996              1995              1995
                             -------------    --------------   ----------------
                                    Percent           Percent           Percent
                                       of               of                of
                            Amount   Total   Amount    Total   Amount    Total
                            ------   -----   ------    -----   ------    -----
                                          (Dollars in thousands)
     Mortgage-backed
      securities:
       GNMA                 $77,717    33.0% $ 51,435   20.1%   $ 44,058   21.8%
       FHLMC                 92,262    39.1   107,021   41.7     102,855   50.9
       FNMA                  65,706    27.9    97,919   38.2      55,307   27.3
                           --------    ----   -------   ----     -------   ----
     Total mortgage-
      backed securities     235,685   100.0%  256,375  100.0%    202,220  100.0%
                                      =====            =====              =====
     Unamortized
      premiums, net           5,289             3,732              1,457
                           --------            ------             ------
     Mortgage-backed
      securities, net      $240,974          $260,107           $203,677
                           ========          ========           ========

     Deposits

     Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company does not actively solicit brokered deposits. In addition to deposits, the Company's sources of funds are primarily borrowings from the FHLBNY, loan and mortgage-backed security repayments and cash flow generated from operations including interest payments on loans and debt securities and fees. See "Liquidity and Capital Resources."

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company presently offers passbook accounts, checking accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts ("IRA's"). The Company emphasizes retention of its core deposits, as management believes that these deposits are a much more stable source of funds and are less sensitive to changes in the market level of interest rates. However, depending on its funding needs, interest rate risk management and other considerations, the Company may from time to time emphasize the origination of certificates of deposit, as it did during parts of 1994 and 1995. At December 31, 1996 and 1995, the percentage of core deposits to total deposits was 54.2% and 49.6%, respectively.

     Deposits grew $19.1 million from $438.0 million at December 31, 1995 to $457.1 million at December 31, 1996. This increase is principally the result of increased marketing efforts by the Company and the addition of three branches since December 1995. During this period the mix in the deposits has changed toward lower yielding core deposits. The mix was also affected by the Company's marketing strategy. During 1996, interest rates paid to retail depositors have been rising within the Company's market area. In response, the Company developed products which placed emphasis on customer relationships rather than matching the most aggressively priced certificates of deposits offerings by its competition. As a result, there has been runoff in certificates of deposits primarily from depositors who do not have other accounts with the Company, while core deposits have increased. Also during the third quarter of 1995 the Company started to market its products, including deposits, to affinity groups. Under this program, the Company offers a higher statement savings rate which is tied to the three month U.S. Treasury rate. The Company believes that the higher interest rate is economically feasible since service under this program is principally electronic, and has limited operational and incremental costs. This program also has the advantage of soliciting new customers with profiles to match loan products the Company is marketing.

     During calendar year 1997, $176.4 million of the Company's certificates of deposit will be maturing. These certificates currently carry interest rates ranging from 2.50% to 7.60% and a weighted average interest rate of 4.90%. As of December 31, 1996, the Company's current interest rates offered, for certificates with similar maturities, were between 2.90% and 5.69%. Management does not believe that the maturity of these time deposits will have a material impact to the Company's liquidity.

     Liquidity and Capital Resources

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities and funds provided by operations. At December 31, 1996, the Company had total liquid assets (consisting of cash due from banks, federal funds sold, debt and mortgage-backed securities, having final maturities within one year, and accrued interest from debt and mortgage-backed securities), which represented
     1.6 % of total assets and 2.3% of total deposits at December 31, 1996. At December 31, 1996 the Company had available to it $9.2 million under a line of credit with the FHLBNY, expiring October 31, 1997 and, approximately $9.1 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $136.9 million in unpledged debt, equity and mortgage-backed securities which could be used to collateralize additional borrowings. Finally, all of the Company's securities are available for sale.

     At December 31, 1996, capital resources were sufficient to meet outstanding loan commitments of $24.9 million, commitments on unused lines of credit of $4.3 million and commercial letters of credit of $3.0 million. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1996 totaled $176.4 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, experience indicates that a significant portion of such deposits should remain with the Company.

     During the year ended December 31, 1996, the principal requirement for funds was for lending activities. Purchase and originations of loans exceeded principal collections by $130.6 million. The principal sources of funding for lending were increases in borrowings from the FHLBNY, net of repayments of $62.5 million, an excess of principal repayments, maturities, calls and sales of mortgage-backed securities and debt and equity securities over purchases of mortgage-backed securities of $53.1 million and an increase in deposits of $19.0 million.

     During the nine months ended December 31, 1995, lending and investment activities were the principal requirements for funding. Purchase and originations of loans exceeded principal collections and repayments by $27.2 million. Purchases of debt, equity and mortgage-backed securities exceeded principal repayments, maturities and sales proceeds by $53.0 million. The principal sources of funding for these investments were an increase in deposits of $30.3 million, borrowings, net of repayments, from the FHLBNY of $3.2 million and net proceeds from the Company's initial public offering of $46.5 million.

     Liquidity management of the Company is both a daily and long-term component of management's strategy. Purchases of mortgage-backed securities increased in the beginning of 1996, as the Company sought to balance its investment portfolio with the addition of higher yielding intermediate term instruments. These purchases were funded through short-term borrowings from the FHLBNY. Concurrently, growth in net loans occurred which also was funded through short-term FHLBNY borrowings. Late in the third quarter and early in the fourth quarter as interest rates began to fall, the Company sold lower yielding debt and mortgage-backed securities and used the proceeds to reduce FHLBNY borrowings which had spiked during the middle of 1996 to fund loan growth. Late in the fourth quarter as interest rates dropped to the lowest point since the beginning of the year, the Company extended the maturity date of $60 million of its short-term borrowings to a five-year term, callable at the option of the FHLBNY after three years, at a rate of 5.52%. At December 31, 1996, the Company's remaining short-term borrowings, which all mature within ninety days, were $47.2 million.

     Consistent with its strategy of leveraging its excess capital, the Company purchased $51.9 million of mortgage-backed securities, subsequent to December 31, 1996. These subsequent purchases are classified as available for sale and have weighted average lives consistent with five year Treasury securities. The Company may seek to extend up to $40.0 million of its short-term borrowings to longer maturities, depending upon interest rate market conditions. If such borrowings are not extended, the Company anticipates renewing such borrowings on a short-term basis.


     Interest Rate Sensitivity Analysis

     The principal objective of the Company's asset and liability management is to identify, evaluate, and manage a level of interest rate risk appropriate to the Company's business focus, operating environment, capital and liquidity requirements; and to attain a stable net interest margin across a wide range of interest rate environments. The Company monitors the levels of interest rates, the relationships between the rates earned on assets and the rates paid on liabilities, the absolute amount of assets and liabilities which reprice or mature over similar periods, and the effect of these factors on the estimated level of net interest income. The Company's actions in this regard are taken under the guidance of the Asset/Liability Committee (ALCO) comprised of management with oversight provided by the Board of Directors. The ALCO's review includes the sensitivity of the Company's assets and liabilities to changes in interest rates, the book and market values of assets and liabilities, unrealized gains and losses, market conditions and interest rates, and cash flow needs with regard to investment activity and deposit flow.

     One of the monitoring tools used by the ALCO is an analysis of the extent to which assets and liabilities are "interest rate sensitive" and one that measures the Company's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would not be in as favorable a position, as compared with an institution with a positive gap, to invest in higher yielding assets. This may result in the yield on the institution's assets increasing at a slower rate than the increase in its cost of interest-bearing liabilities. Conversely, during a period of falling interest rates, an institution with a negative gap would experience a repricing of its assets at a slower rate than its interest-bearing liabilities, which, consequently, may result in its net interest income growing at a faster rate than an institution with a positive gap position.

     In addition to the gap analysis, the Company uses income simulation modeling in measuring its interest rate risk and managing its interest rate sensitivity. Income simulation considers not only the impact of changing market interest rates on forecasted net interest income, but also other factors such as yield curve relationships, the volume and mix of assets and liabilities, customer preferences, and general market conditions.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996 that the Company anticipates, based upon certain assumptions, will reprice or mature in each of the future time periods presented. Except as noted, the amount of assets and liabilities which reprice or mature during a particular period were determined in accordance with the earlier of the term to repricing or the contractual terms of the asset or liability. The Company's loan prepayment assumptions are 6.60% per annum for ARM loans, and a range of 7% to 28% per annum (based upon the underlying interest rate) for all other loans. Non-accrual loans, deferred premiums, fees and unearned discounts have been excluded from the table. The liability assumptions include annual decay rates of 1.52% for money market accounts, 1.71% for passbook accounts, and 23.54% for NOW accounts, based upon historical data. A decay rate is the percentage of run-off or "decay" in the liability balance from one earlier point in time to another point later in time. Based on these assumptions, net interest-bearing liabilities maturing or repricing within one year of December 31, 1996 exceeded net interest-earning assets maturing or repricing within the same period by $77.7 million, representing a negative cumulative one-year interest rate sensitivity gap of 12.22% to total assets. Accordingly, an increase in market interest rates would be expected to have an adverse impact on net interest income. For information on the contractual maturities of the Company's loans and investments, See - "Lending Activities" and "- Investment Activities."

     Table 7:  Gap Analysis

                                                          More Than   More Than
                                     Six      More Than    One Year  Three Years  More Than
                                    Months    Six Months   to Three    to Five      Five
                                   or Less   to One Year    Years       Years       Years       Total
                                   -------    ---------    --------   ---------   --------     -------
                                                         (Dollars in thousands)

     Interest earning
      assets:
      First mortgage loans          $ 58,419    $41,465   $ 59,268     $ 69,824   $ 51,985   $280,961
      Consumer and other
       loans                           4,788      3,424     10,675        7,054      8,316     34,257
       Commercial loans                2,152      2,249      4,809          -           -       9,210
      Mortgage-backed
       securities                     21,643     18,968     72,831       28,349     99,183    240,974
      FHLBNY stock, at
       cost                              -           -          -            -       7,768      7,768
      Investment
       securities                      5,009      2,013      8,987       23,998        236     40,243
                                     -------    -------   --------     --------   --------    -------
        Total interest-
          earning assets              92,011     68,119    156,570      129,225    167,488    613,413
                                     -------    -------   --------     --------   --------   --------
     Interest-bearing
      liabilities:
      Savings accounts                 1,204      1,184      4,654        4,417    128,192    139,651
      NOW accounts                     6,235      4,919     15,050        7,532     13,651     47,387
      Money market
       accounts                          339        335      1,974        1,885     39,871     44,404
      Certificates of
       deposit                       105,278     71,131     29,090        3,741         -     209,240
      Borrowings                      47,200         -          -        60,000         -     107,200
                                     --------   -------   --------     --------    -------   --------
        Total interest-
         bearing
         liabilities                 160,256     77,569     50,768       77,575    181,714    547,882
                                     -------    -------   --------      -------    -------   --------
     Interest sensitivity
      gap                           $(68,245)  $( 9,450)  $105,802     $ 51,650   $(14,226)  $ 65,531
                                    ========   ========   ========     ========   ========   ========

     Cumulative interest
      sensitivity gap               $(68,245)  $(77,695)  $ 28,107     $ 79,757   $ 65,531
                                    ========  =========   ========     ========   ========

     Cumulative interest
      sensitivity gap as a
      percentage of total
      assets                         (10.73%)   (12.22%)      4.42%       12.54%     10.30%
                                      =====      =====        ====        =====      =====
     Cumulative interest-
      earning assets as a
      percentage of
      interest-bearing
      liabilities                      57.4%      67.3%      109.7%       121.8%     134.4%
                                       ====       ====       =====        =====      =====


     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets, such as ARM loans, have features which limit changes in interest rates on a short-term basis and over the life of the loan. In the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of borrowers to service their ARM loans may decrease in the event of an interest rate increase.


     COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

     General. Net income for the nine months ended December 31, 1995 ("fiscal 1995") was $1.6 million, compared with $3.4 million for the nine months ended December 31, 1994. This decrease of $1.8 million was primarily the result of higher interest expense and non-interest expenses associated with the efforts of the Company to position itself for future growth, partially offset by increases in interest income and collection of unaccrued interest income.

     Net Interest Income. For fiscal 1995, net interest income decreased $0.5 million, or 3.7%, to $12.7 million from $13.2 million for the same period in the prior year. This decrease is the result of an increase in interest expense larger than the increase in interest income.

     Interest Income. Interest income increased $1.8 million, or 7.4%, to $26.9 million for fiscal 1995 from $25.0 million for the comparable period in 1994. The growth in interest income is principally the result of an increase in the average balance of total interest-earning assets. The average balance of total interest-earning assets increased $26.3 million during fiscal 1995 to $490.4 million from $464.0 million for the nine months ended December 31, 1994, and the average yield on total interest-earning assets increased to 7.30% for fiscal 1995 from 7.19% for the comparable period during 1994. The change in the average balances of interest-earning assets between fiscal 1995 and the same period in the prior year was principally affected by: (1) investment of the proceeds from the Company's initial public offering at the end of September 1995, and (2) investment of funds borrowed from the FHLBNY during the last quarter of fiscal 1995, partially offset by (3) mortgage loan and mortgage-backed securities principal amortization and prepayments, as accelerated due to a decrease in long term interest rates during fiscal 1995. Interest-earning assets most affected by this net increase in average balances were first mortgage loans, mortgage-backed securities and investment securities. Mortgage loans had a small decrease, and mortgage-backed securities had a small increase during fiscal 1995 from the nine months ended December 31, 1994, as the impact of the September 1995 funds infusion to the respective average balance calculations was offset for mortgage loans, and largely offset for mortgage-backed securities, by the amortization and prepayments of principal. Growth in the average balance of investment securities during fiscal 1995 over the comparable period in 1994 occurred throughout the nine-month period in 1995 as the cash flow from amortization of mortgage and mortgage-backed securities principal was reinvested into shorter term government and agency obligations.

     Interest Expense. Interest expense increased by $2.3 million, or 19.7%, during fiscal 1995 compared to the same period in the previous year. This increase was primarily attributable to a $2.5 million, or 26.0%, increase in interest expense on deposits from $9.6 million during the nine months ended December 31, 1994 to $12.0 million during fiscal 1995. The increase was primarily attributable to: a change between periods in the mix of deposits to higher cost time deposits, and an increase in the average balance of interest-bearing deposits by $6.2 million, or 1.5%, partially offset by a decline in the average balance of borrowed funds during fiscal 1995 when compared to the same period in the prior year.

     The change in the mix of deposits began during 1994 when interest rates increased. The Company responded by offering new deposit products with market interest rates, rather than significantly changing interest rates on existing products. The result was a migration from NOW accounts into CD products whose terms were generally less than 18 months. The mix was also affected by the Company's marketing strategy. In December 1994 and into calendar 1995 when the Company was making its decision to commence with its initial public offering, the Company started offering market competitive CD rates, generally for terms of less than 18 months, in conjunction with advertising campaigns geared toward reemphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. Subsequently, as the Company opened two new supermarket branches, it continued with these rate offerings as well as paying bonuses to statement savings rates, on a limited basis, to customers of those new branches. Also during fiscal 1995 the Company started to market its products, including deposits, to affinity groups.

     The average balance of borrowed funds decreased $2.6 million during fiscal 1995 from the same period during the prior year, while the weighted average borrowing cost rose 6 basis points to 7.47%. This combined to result in a decrease in interest expense on borrowed funds of $127,000 (5.7%), to $2.1 million during fiscal 1995 from $2.2 million during the nine months ended December 31, 1994. The increase in the average cost of borrowings reflected higher cost advances taken during calender 1994 when interest rates were rising. In December 1995, the Company prepaid $23.9 million, representing the then outstanding amount of these advances, and incurred a prepayment penalty fee of $643,000 reflected, net of tax, as an extraordinary item in the consolidated statement of income.

     Provision for Loan Losses. The provision for loan losses for fiscal 1995 decreased $153,000, or 32.7%, to $315,000 for the nine months ended December 31, 1995 from $468,000 for the nine months ended December 31, 1994. The provision for fiscal 1995 was determined by management after review of, among other things, the Company's loan portfolio, the risks inherent in the Company's lending activities and the local economy in the Company's market areas. As of December 31, 1995, non-performing loans, defined as non-accrual loans and accruing loans delinquent 90 days or more, decreased $1.0 million, or 14.5%, to $5.6 million at December 31, 1995 from $6.6 million at March 31, 1995. At December 31, 1995, the allowance for loan losses was $3.2 million, compared to $3.0 million at March 31, 1995, an increase of $0.2 million, or 6.3%. The allowance for loan losses as a percentage of total non-performing loans increased to 57.6% at December 31, 1995 from 46.4% at March 31, 1995 due primarily to the decrease in non-performing loans.

     Non-interest Income. Non-interest income increased $0.6 million to $1.6 million for fiscal 1995 compared to $1.0 million for the same period ended December 31, 1994. The principal reasons for this increase were recognition of income from the collection of unaccrued interest, partially offset by a loss from the sale of debt securities. During fiscal 1995, in connection with the workout of a non-performing loan, the Company received $1.9 million in accord with the terms of a bankruptcy settlement, representing principal and unaccrued interest. Initial payments under the plan were applied to principal which was repaid in its entirety during fiscal 1995. Subsequent payments, representing unaccrued interest, totaled $0.9 million during fiscal 1995 and were reflected in non-interest income. The loss on the sale of debt securities occurred during the last quarter of calendar 1995 when the Company sold $30.9 million of such securities having an average yield of 4.76%, incurring a loss of $340,000. There were no sales of securities during the same time period in the preceding year. The remaining components of non-interest income are service charges and fees for checking accounts and loans, as well as commissions and fees from annuity sales. These sources remained relatively consistent for fiscal 1995 as compared to the same period in the prior year.

     Non-interest Expense. Non-interest expense, at $10.9 million for the nine months ended December 31, 1995, increased $2.4 million, or 29.0%, from the $8.4 million incurred during the same period in the prior year.

     Salaries and employee benefits expenses for fiscal 1995 increased $1.6 million, or 37.7%, compared to the same period during the prior year. Of this amount, approximately $0.9 million was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's new supermarket branches. Other salary and benefit expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $0.1 million associated with the Company's ESOP established September 29, 1995. Finally, fiscal 1995 salary and benefit expenses also reflect $0.1 million of normal salary increases from salary in place during the same period of the prior year.

     Occupancy costs increased $0.2 million, or 19.0%, to $1.3 million for the nine months ended December 31, 1995 from $1.1 million for the nine months ended December 31, 1994. The increase is principally the result of refurbishment of existing facilities and the amortization of leasehold improvements to the new supermarket branches. Professional fees for fiscal 1995 increased $0.3 million, or 126.7%, compared to the nine-month period a year ago. These increases primarily resulted from various marketing, profitability and data processing studies being performed during fiscal 1995, while no similar work had been performed during the same period of the prior year.

     Other non-interest expense, which increased $0.3 million, or 19.2% for the nine months ended December 31, 1995, amounted to $2.0 million, compared to $1.6 million for the nine months ended December 31, 1994. An increase in Board of Directors' fees and expenses was a principal component of this increase, reflecting both a change in compensation to those members of the Board of Directors who are not officers of the Company or the Bank and also reflecting that no expense was recognized during the nine months ended December 31, 1994 for any portion of the annual retainers, paid in January 1994 to Board members, for serving on the Board and its Committees.

     Income Tax Expense. Income tax expense decreased $0.7 million, or 39.6%, to $1.2 million for the nine months ended December 31, 1995 from $1.9 million for the similar period during the prior year, principally as a result of the decrease in income before income taxes, extraordinary item and cumulative effect of accounting change of $2.1 million, or 40.7%, for the nine months ended December 31, 1995 from the nine months ended December 31, 1994.


     IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and related financial data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

     Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

     Recent Accounting Pronouncements

     In June 1996, the FASB issued SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125). SFAS 125 amends portions of SFAS 115, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in SFAS 65, and supersedes SFAS 122. The statement provides consistent standards for distinguishing transfers of financial assets which are sales from transfers that are secured borrowings. Those standards are based upon consistent application of a financial components approach that focuses on control. The statement also defines accounting treatment for servicing assets and other retained interest in the assets that are transferred. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, except for certain provisions which were deferred until January 1, 1998 by SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" issued in December 1996. The adoption of the statement is to be applied prospectively and is not expected to have a material effect on the Company's financial condition or results of operations.


     Unaudited Quarterly Financial Data

     Table 8 presents selected quarterly consolidated financial data:

     Table 8:  Selected Consolidated Financial Quarterly Data (Unaudited)


                         Dec. 31,Sept. 30, June 30, March 31, Dec. 31, Sept. 30,  June 30, March 31,
                           1996     1996     1996      1996     1995      1995      1995     1995
                           ----     ----     ----      ----     ----      ----      ----     ----
                                     (Dollars in thousands, except per share amounts)

     Interest Income      $11,143 $11,853   $11,452  $10,830   $9,717     $8,569    $8,567  $8,407
     Net interest income    5,520   5,488     5,413    5,201    4,715      3,872     4,104   4,268
     Provision for loan
      losses                  125     125       125      125      125        125        65      74
     Income before taxes    2,206  (1,923)    1,803    1,882    1,382        798       950   1,483
     Extraordinary item        -       -         -        -      (412)        -         -       -
     Net income             1,305    (492)    1,154    1,205      471        500       595     923
     Net income per share  $ 0.29  $(0.11)   $ 0.24   $ 0.25       -          -         -       -


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of December 31, 1996 and 1995 and for the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995 and the auditor's report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements".


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information about each executive officer of the Registrant who is not also a director:

                                                   Principal Occupation
     Name, Age and Position       Officer Since   During Past Five Years
     ----------------------       -------------   -----------------------

     Michael J. Griffin, 47,           1997    Bank President and Chief
     President and Chief                       Operating Officer of the
     Operating Officer of the                  Bank since January 1997;
     Bank                                      Executive Vice President of
                                               Summit Bank, Credit Services
                                               Division from May 1992 to
                                               January 1997; Executive Vice
                                               President of Somerset Trust
                                               from May 1990 to May 1992.

     Robert H. Hunt, Jr., 49,          1995    Senior Vice President and
     Senior Vice President of the              Chief Lending Officer of the
     Bank                                      Bank since September 1995;
                                               Senior Executive Vice
                                               President of Bancorp New
                                               Jersey for the preceding
                                               years.

     Augustine F. Jehle, 53,           1989    Vice President of the
     Vice President and Secretary              Company since May 1995;
                                               Senior Vice President of the
                                               Bank since December 1996;
                                               Vice President of the Bank
                                               from January 1989 to
                                               December 1996.


     Bernard F. Lenihan, 50,           1995    Senior Vice President and
     Senior Vice President and                 Chief Financial Officer of
     Chief Financial Officer                   the Company and Bank since
                                               May 1995 and April 1995,
                                               respectively.  Executive
                                               Officer of Elizabethtown Gas
                                               Company, a public utility,
                                               for the previous years, and
                                               for the one year prior to
                                               joining the Company, an
                                               Executive Officer of NUI
                                               Corp., its parent company.


     ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1997.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1997.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.
     It is expected that such Proxy Statement will be filed with the Securities and Exchange Commission no later than April 30, 1997.


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
               8-K

     (a) (1) Consolidated financial statements of the Company as of December 31, 1996 and 1995 and for the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995 and the auditor's report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements".

          (2) None

          (3) Exhibits:


               Exhibit No.              Description
               -----------              -----------
               3(i)            Certificate of Incorporation
                               of the Company*

               3(ii)           Bylaws of the Company*
               10.1            Second amended and restated
                               Employment Agreement by and
                               among Statewide Financial
                               Corp., Statewide Savings
                               Bank and Victor M. Richel*

               10.2            Statewide Savings Bank,
                               S.L.A. Employee Stock Own-
                               ship Plan*

               10.3            Employment Agreement by and
                               between Statewide Savings
                               Bank, S.L.A. and Michael J.
                               Griffin                       Filed herewith

               10.4            Statewide Financial Corp.
                               1996 Incentive Stock Option
                               Plan**

               10.5            Statewide Financial Corp.
                               1996 Stock Option Plan for
                               Outside Directors**

               10.6            Statewide Financial Corp.
                               Recognition and Retention
                               Plan for Executive Officers
                               and Employees**

               10.7            Statewide Financial Corp.
                               Recognition and Retention
                               Plan for Outside Directors**

               21              Subsidiaries of the
                               Registrant                    Filed herewith

               23              Consent of KPMG Peat Marwick
                               LLP                           Filed herewith

               27              Financial Data Schedule       Filed herewith


               * Incorporated by reference from Exhibits 3.1, 3.2, 10.1 and 10.2 of the Registrant's Registration Statements on Form S-1. 33-93380.

               ** Incorporated by reference from Exhibits A through D of the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

     (b)  Reports on Form 8-K.

     The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1996.


               Date                          Item Reported
               ----                          -------------
               October 28, 1996   Announcing Registrant's third
                                  quarter earnings

               November 15, 1996  Announcing Registrant's stock
                                  repurchase program

               November 21, 1996  Announcing Registrant's quarterly
                                  dividend

               December 5, 1996   Announcing resignation of Clifford
                                  J. Adams, President of Statewide
                                  Savings Bank, the principal
                                  subsidiary of Statewide Financial
                                  Corp.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Independent Auditors' Report of KPMG Peat Marwick LLP

       Consolidated Financial Statements:
            Consolidated Statements of Financial Condition -
                 December 31, 1996 and 1995
            Consolidated Statements of Income - Year Ended
                 December 31, 1996, Nine-Month Period Ended
                 December 31, 1995, and Year Ended March 31, 1995
            Consolidated Statements of Shareholders' Equity -
                 Year Ended December 31, 1996, Nine-Month Period Ended December 31, 1995, and Year Ended March 31, 1995
            Consolidated Statements of Cash Flows - Year Ended
             December 31, 1996, Nine-Month Period Ended
            December 31, 1995, and Year Ended March 31, 1995
            Notes to Consolidated Financial Statements -
                 December 31, 1996 and 1995 and March 31, 1995


                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors of
     Statewide Financial Corp.


     We have audited the consolidated financial statements of Statewide Financial Corp. and subsidiary as of December 31, 1996 and 1995, and for the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Statewide Financial Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995 in conformity with generally accepted accounting principles.


                                                        KPMG PEAT MARWICK LLP


     Short Hills, New Jersey
     January 27, 1997


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995

                                                     December 31,
                                                  -------------------
                                                    1996       1995
                                                    ----       ----
                                                (Dollars in thousands)
     ASSETS

     Cash and amounts due from depository
      institutions                                   $  6,586  $  6,553
     Federal funds sold                                   -       1,650
                                                     --------  --------
          Total cash and cash equivalents               6,586     8,203

     Mortgage-backed securities available for sale 240,974 260,107 Debt and equity securities, available for
      sale                                             40,243    80,126
     Loans receivable, net                            325,470   195,773
     Accrued interest receivable, net                   4,296     4,410
     Real estate, owned                                   563       652
     Premises and equipment, net                        6,296     4,819
     FHLBNY stock, at cost                              7,768     3,627
     Excess of cost over fair value of net assets
      acquired                                            137       214
     Other assets                                       3,709     1,118
                                                     --------  --------
               Total assets                          $636,042  $559,049
                                                     ========  ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
      Deposits                                       $457,056  $438,021
      Borrowed funds:


       Securities sold under agreements to
        repurchase                                     82,400    25,603
       Federal Home Loan Bank of New York advances     24,800    19,100
                                                     --------  --------
          Total borrowed funds                        107,200    44,703

      Advance payments by borrowers for taxes
       and insurance                                   1,853     1,033
      Accounts payable and other liabilities           2,998     2,977
                                                    --------  --------
          Total liabilities                          569,107   486,734
                                                    --------  --------
     Shareholders' Equity
      Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                       -        -
      Common stock, no par value, 12,000,000
       shares authorized; 4,946,264 shares issued
       and 4,911,533 shares outstanding at
       December 31, 1996, and 5,269,752 shares
       issued and outstanding at December 31, 1995       -        -
       Paid in capital                                46,807    50,770
      Unallocated ESOP shares                         (3,703)   (4,232)
      Unearned Recognition and Retention Plan
       shares                                         (1,872)      -
      Retained earnings - substantially restricted    25,797    23,537
      Treasury stock, 34,731 shares at December 31,
       1996                                             (430)      -
      Net unrealized gain on securities available
       for sale, net of income tax                       336     2,240
                                                    --------  --------
          Total shareholders' equity                  66,935    72,315
                                                    --------  --------
     Commitments and contingencies                       -         -
                                                    --------  --------
          Total liabilities and shareholders'
             equity                                 $636,042  $559,049
                                                    ========  ========

     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                          YEAR ENDED DECEMBER 31, 1996
                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1995
                          AND YEAR ENDED MARCH 31, 1995

                                               December 31,  March 31,
                                              --------------
                                               1996     1995    1995
                                               ----     ----    ----
                                               (Dollars in thousands,
                                             except per share amounts)
     INTEREST INCOME:
      Interest and fees on loans             $21,206  $11,287 $14,814
      Interest on mortgage-backed securities  19,377   10,741  14,214
      Interest and dividends on debt and
       equity securities                       4,228    4,620   4,103
      Dividends on FHLBNY stock                  467      205     288
                                             -------  ------- -------
          Total interest and dividend income  45,278   26,853  33,419
                                             -------  ------- -------
     INTEREST EXPENSE:
      Deposits                                16,827   12,044  12,984
      Borrowed funds                           6,829    2,118   2,991
                                             -------  ------- -------
          Total interest expense              23,656   14,162  15,975
                                             -------  ------- -------
     NET INTEREST INCOME                      21,622   12,691  17,444
      Provision for loan losses                  500      315     542
                                             -------  ------- -------
     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                             21,122   12,376  16,902
     NON-INTEREST INCOME:
      Service charges                          1,236      760   1,034
      Net loss on sales of securities         (1,093)    (340)     -
      Other                                    1,146    1,202     484
                                             -------  ------- -------
          Total other income                   1,289    1,622   1,518
                                               -----  ------- -------
     NON-INTEREST EXPENSE:
      Salaries and employee benefits           8,511    5,712   5,645
      Occupancy, net                           2,140    1,337   1,522
      Federal deposit insurance premiums       1,011      885   1,218
      SAIF assessment                          2,651       -       -
      Professional fees                          645      501     328
      Insurance premiums                         273      227     346
      Data processing fees                       390      243     307
      Foreclosed real estate expense, net        105       10      17
      Other                                    2,717    1,953   2,278
                                             -------  ------- -------
          Total operating expenses            18,443   10,868  11,661
                                             -------  ------- -------
          Income before income taxes and
          extraordinary item                   3,968    3,130   6,759
     Income taxes                                796    1,152   2,466
                                             -------  ------- -------
          Income before extraordinary item     3,172    1,978   4,293
     Extraordinary item - penalty for prepay-
      ment of debt, net of tax                   -        412     -
                                             -------  ------- -------

          Net income                         $ 3,172  $ 1,566 $ 4,293
                                             =======  ======= =======

       Per Common Share:
       Net income                             $ 0.68      -       -
       Average common shares outstanding       4,654      -       -

     See accompanying notes to consolidated financial statements.


                                                        STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              YEAR ENDED DECEMBER 31, 1996
                                                        NINE-MONTH PERIOD ENDED DECEMBER 31, 1995
                                                              AND YEAR ENDED MARCH 31, 1995


                                                                                                    Net
                                                                 Unearned                        unrealized
                                                                Recognition   Retained          gain (loss)
                                                        Un-         and       earnings               on       Total
                                                     allocated  Retention    (substan-           securities  share-
                                    Common  Paid in     ESOP       Plan        tially   Treasury available  holders'
                                    stock   capital    shares     shares    restricted)   stock   for sale   equity
                                    ------  -------    ------     ------     ----------   -----   --------   ------
                                                                 (Dollars in thousands)

     Balance at March 31, 1994     $  -      $   -     $   -           -        $17,678  $ -       $  -    $17,678
     Net income for the year          -          -         -           -          4,293    -          -      4,293
     Cumulative effect of
      accounting change at April 1,
      1994 - investments, net of
      income tax of $49               -          -         -           -            -      -           86       86
     Change in net unrealized gain
      on securities available for
      sale during the year, net of
      income tax of $(26)             -          -         -           -            -      -          (45)     (45)
                                   ------    -------    -------  --------      --------  ------    ------  -------
     Balance at March 31, 1995        -          -         -           -         21,971    -           41   22,012
     Net proceeds from initial
      public offering, net of
      expenses of $1,927              -       50,770    (4,232)        -            -      -           -    46,538
     Net income for the period        -          -         -           -          1,566    -           -     1,566
     Unrealized gain on securities
      transferred on 12/5/95 from
      held-to- maturity to
      available-for-sale, net of
      income tax of $557              -          -         -           -             -     -          991      991
     Change in net unrealized gain
      on securities available for
      sale during the period, net
      of income tax of $679           -          -         -           -             -     -        1,208    1,208
                                   -------   -------    -------  --------      --------  ------    ------  -------
     Balance at December 31, 1995     -       50,770    (4,232)        -         23,537    -        2,240   72,315
     Net income for the year          -          -         -           -          3,172    -           -     3,172
     Acquisition of 211,600 shares
      of common stock                 -          -         -           -             -   (2,618)       -    (2,618)
     Award of 176,869 shares of
      common stock under
      Recognition and Retention
      plans                           -         (133)      -       (2,055)           -    2,188        -       -
     Amortization of Recognition
      and Retention awards            -          -         -          183            -     -           -       183
     Allocation of ESOP shares        -          146       529         -             -     -           -       675
     Purchase and Retirement of
      323,488 shares of common
      stock                           -       (3,976)      -           -             -     -           -    (3,976)
     Dividends paid ($0.20 per
      share)                          -          -         -           -           (912)   -           -      (912)
     Change in net unrealized gain
      on securities available-for-
      sale during the year, net
      of income tax of $(1,070)       -          -         -           -             -     -       (1,904)  (1,904)
                                   ------    -------  --------   --------      --------  -------   ------   ------

     Balance at December 31, 1996  $  -      $46,807  $ (3,703)  $ (1,872)      $25,797  $ (430)   $  336  $66,935
                                   ======    =======  ========   ========       =======  ======    ======  =======

     See accompanying notes to consolidated financial statements.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1996
                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1995
                          AND YEAR ENDED MARCH 31, 1995

                                              December 31,
                                            ----------------
                                              1996     1995   March 31, 1995
                                              ----     ----   --------------
                                                (Dollars in thousands)
     Cash flows from operating activities:
      Net income                           $  3,172  $  1,566    $  4,293
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
      Provision for loan losses                 500       315         542
      Provision for losses on foreclosed
       real estate                               34         2         123
      Depreciation and amortization             785       436         509
      Net amortization of deferred premiums
       and unearned discounts                 1,928       169         177
      Net loss on sales of securities         1,093       340          -
      Amortization of RRP awards and
       allocation of ESOP shares                858        -           -
      Net loss (gain) on sale of real
       estate owned                              10       (78)       (180)
      Changes in assets and liabilities:
        Decrease (increase) in accrued
          interest receivable                   114    (1,211)       (107)
        Increase (decrease) in accrued
          interest payable                      256        45          (7)
        (Increase) decrease in other assets  (2,591)      511          60
        Increase (decrease) in accounts
          payable and other liabilities         834    (1,089)      1,061
                                           --------  --------    --------
               Net cash provided by
                operating activities          6,993     1,006       6,471
                                           --------  --------    --------
     Cash flows from investing activities:
       Net (disbursements) receipts from
        lending activities                  (14,900)    4,579      11,997
      Purchase of loans                    (115,694)  (31,782)        -
      Proceeds from mortgage-backed
       securities principal repayments       54,119    22,143      32,681
      Purchase of mortgage-backed
       securities                          (130,385)  (76,689)    (40,907)
      Purchase of debt and equity
       securities                               -     (40,986)    (17,974)
      Proceeds from sale of debt and
       equity securities                     20,704    30,543          -
      Proceeds from the sale of mortgage-
       backed securities                     90,657        -           -
      Proceeds from maturities of debt
       securities                            18,000    12,000       3,000
      (Purchase)redemption of FHLBNY
       stock                                 (4,141)       -          167
      Proceeds from sale of real estate
       owned                                    369     1,618       3,876
      Purchases and improvement of
       premises and equipment                 (2,185)  (1,339)       (459)
                                            -------- --------    --------
               Net cash used in investing
               activities                    (83,456) (79,913)     (7,619)
                                            -------- --------    --------
     Cash flows from financing activities:
      Net increase (decrease) in deposits     19,035   30,263     (15,881)
      Repayment of FHLBNY borrowings        (745,240) (90,092)    (81,400)
      Borrowings from the FHLBNY             807,737   93,303      93,600
      Increase (decrease) in advance
       payments by borrowers for taxes
       and insurance                             820      (87)       (152)
      Cash dividends paid                       (912)     -           -
      Proceeds from issuance of common
       stock                                     -     46,538         -
      Purchase of common stock                (6,594)     -           -

                                            -------- --------    --------
               Net cash provided by (used
                in) financing activities      74,846   79,925      (3,833)
                                            -------- --------    --------
               Net (decrease) increase in
                cash and cash equivalents     (1,617)   1,018      (4,981)
     Cash and cash equivalents at
      beginning of period                      8,203    7,185      12,166
                                            -------- --------    --------
     Cash and cash equivalents at end of
      period                                $  6,586 $  8,203    $  7,185
                                            ======== ========    ========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
               Income taxes                 $  1,776 $  2,216    $  2,174
                                            ======== ========    ========

               Interest                     $ 23,400 $ 14,117    $ 15,982
                                            ======== ========    ========
     Non-cash investing and financing
      activities:
      Transfer from loans receivable to
       real estate owned, net               $    324 $    396    $    916
                                            ======== ========    ========

      Loans to facilitate sale of property  $    -   $    -      $    492
                                            ======== ========    ========
      Transfer of investment securities to
       investment securities available for
       sale                                 $    -   $110,913    $    -
                                            ======== ========    ========
      Transfer of mortgage-backed
       securities to mortgage-backed
       securities available for sale        $    -   $180,400    $    -
                                            ======== ========    ========
      Change in unrealized (loss) gain on
       securities available for sale, net
       of income tax                        $ (1,904)$  2,199    $     41
                                            ======== ========    ========



     See accompanying notes to consolidated financial statements.



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1996 AND 1995 AND MARCH 31, 1995


     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     (a)  Principles of Consolidation and Basis of Presentation
          -----------------------------------------------------
     As more fully described in Notes 2 and 3, Statewide Savings Bank, S.L.A. (the "Bank") converted from a mutual to capital stock form of ownership on September 29, 1995 and 100% of its outstanding common stock shares were acquired by Statewide Financial Corp., (the "Company") formed for that purpose. In addition, the Company has changed its fiscal year from March 31st to a calendar year-end, effective with the calendar year beginning January 1, 1996. The adoption of this change facilitates comparisons of the Company's annual results with those of other financial institutions, most of whom report on a calendar year basis. Accordingly, consolidated financial statements for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 have been herein presented.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at December 31, 1996. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC).

     In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition, and income for the periods presented. Actual results could differ from these estimates. Estimates that are susceptible to change include the determination of the allowances for losses on loans and the valuation of real estate acquired through foreclosure.

     (b)  Cash and Cash Equivalents
          -------------------------
     Cash and cash equivalents include cash on hand, amounts due from depository institutions and Federal funds sold. Generally, Federal funds sold are sold for a one day period.


     (c)  Debt, Equity and Mortgage-backed Securities
          -------------------------------------------
     On April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Such adoption caused the Company to classify its investment securities and mortgage-backed securities among three categories: held to maturity, trading, and available for sale. In November 1995, the Financial Accounting Standards Board issued "Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" within which there was offered transition guidance permitting an enterprise to reassess the appropriateness of the classifications of all of its securities before December 31, 1995.
     The Company reassessed its classifications and on December 5, 1995, it transferred all of its securities previously classified as held to maturity, with an amortized cost of $291.3 million, to the available for sale classification. The related unrealized gain as of the date of transfer was $1,548,000 which has been recognized and reported as a separate component of shareholders' equity net of income tax of $557,000.

     At December 31, 1996 and 1995, the Company held all of its debt, equity and mortgage-backed securities as available for sale. These securities are reported at fair value with unrealized gains and losses reported, net of income tax, as a separate component of shareholders' equity. Premiums and discounts are recognized over the lives of the securities using the level-yield method, as adjusted for prepayments for mortgage-backed securities. Realized gains and losses are determined using the specific identification method.

     (d)  Loans, Fees, Premiums and Discounts
          -----------------------------------
     Interest is not accrued on FHA insured home improvement loans where interest or principal is 120 days or more past due and on all other loans where interest or principal is 90 days or more past due, unless the loans, including impaired loans, are well secured and in the process of collection. Once the loans reach non-accrual status or are considered impaired, accrued but unpaid interest is reversed and interest income is subsequently recognized only to the extent that payments are received and any remaining principal balance is deemed fully collectable. Interest on loans that have been restructured is accrued according to the renegotiated terms.

     Non-refundable loan origination fees, net of certain direct loan origination costs, are deferred. Net deferred fees, premiums and discounts on loans purchased are amortized as an adjustment of the yield over the life of the loan using the level-yield method over either the initial reset period or life of the loan, as appropriate.

     (e)  Impairment of a Loan
          --------------------
     The Company adopted the provisions of Statement of Financial Accounting Standards No. 114. "Accounting by Creditors for Impairment of a Loan" (SFAS 114), as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" (SFAS 118), on April 1, 1995.
     These statements address the identification, valuation and disclosure of impaired loans, and do not apply to smaller balance homogeneous loans such as residential mortgages and consumer-type products. Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the fair value of the collateral. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

     (f)  Allowance for Loan Losses
          -------------------------
     The allowance for loan losses is established through charges (provision) to earnings. Loan losses (loans charged off, net of recoveries) are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level necessary to absorb loan losses on existing loans, an additional provision for loan losses is made to increase the allowance for loan losses to the level considered necessary to absorb losses on existing loans that may become uncollectible. Management considers such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay and the realization of collateral in determining the adequacy of the allowance.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     (g)  Real Estate Owned
          -----------------
     Real estate owned is recorded at the lower of cost or estimated fair value, with any initial write-down at date of transfer from the loan portfolio charged to the allowance for loan losses. Fair value is generally determined using outside appraisals. The Company maintains an allowance for other real estate losses for subsequent declines in the estimated fair value and estimated costs to sell. Routine holding costs are charged to expense as incurred, and improvements to real estate owned that enhance the value of real estate owned are capitalized. Gains on the sale of real estate are recognized or deferred upon disposition of the property based on the specific terms of the transaction. Losses are charged to operations as incurred.

     (h)  Premises and Equipment
          ----------------------
     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation of premises and equipment are computed using the straight-line method over three to ten years for furniture, fixtures and equipment and 40 years for buildings. Amortization of leasehold improvements is provided using the straight-line method over the shorter of either the respective lease or the estimated useful life of the improvement. System conversion costs and related equipment have been capitalized and is depreciated and amortized over the life of the systems services contract.

     (i)  Income Taxes
          ------------
     The Company and its subsidiary file a consolidated Federal income tax return on a calendar year basis. Income taxes are allocated to the Bank and its subsidiaries based on the use of their income or loss in the consolidated return. Separate state income tax returns are filed by the Bank and its subsidiaries.

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (j)  Net Income per Share
          --------------------
     Net income per share is computed by dividing net income by the weighted average number of shares outstanding. Stock options which were dilutive have been considered in computing the weighted average number of common shares outstanding, utilizing the Treasury stock method. The Company's initial public offering was completed on September 29, 1995. Accordingly, prior to 1996, net income per share data is not meaningful and has not been presented.

     (k)  Stock Based Compensation
          ------------------------
     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No.
     25 and provide pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     2.   CHARTER CONVERSION
          ------------------
     On September 29, 1995, the Bank converted from a New Jersey State chartered mutual savings and loan association to a New Jersey State chartered capital stock savings and loan association. On this date, the Bank, in connection with the Company's initial public offering (See Note 3), issued all of its capital stock to the Company in exchange for a capital contribution of $38.4 million.

     3.   INITIAL PUBLIC OFFERING
          -----------------------
     The Company was organized on May 31, 1995 for the purpose of acquiring all of the capital stock of the Bank. On September 29, 1995, the Company completed an initial public offering. The offering resulted in the issuance of 5,269,752 shares of common stock including 423,200 shares to the Company's tax qualified Employee Stock Benefit Plan and Trust (the "ESOP"). Proceeds of the offering, net of expenses, were approximately $46.5 million.

     At the time of the Offering, the Company was required to establish a liquidation account in an amount equal to the Bank's capital as of June 30, 1995. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its shareholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The balance of the liquidation account at December 31, 1996 was approximately $9.4 million.


     4.   DEBT AND EQUITY SECURITIES, AVAILABLE FOR SALE
          ----------------------------------------------
     The amortized cost and estimated market values of debt and equity securities available for sale at December 31, 1996 and 1995 are as follows:

                                                             1996
                                          ------------------------------------------
                                                      Gross      Gross     Estimated
                                         Amortized unrealized  unrealized   market
     (Dollars in thousands)                 cost      gains      losses      value
                                            ----      -----      ------      -----
     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies maturing:
        Within one year                    $ 7,022   $   31       $ -       $ 7,053
        After one year but within five
         years                              32,985      127         62       33,050
                                           -------     ----        ---      -------
     Debt securities available for sale     40,007      158         62       40,103
     Equity securities available for sale       10      130         -           140
                                           -------     ----        ---      -------
     Debt and equity securities available
      for sale                             $40,017   $  288        $62      $40,243
                                           =======   ======        ===      =======


                                                             1995
                                           ----------------------------------------
                                                     Gross       Gross    Estimated
                                         Amortized unrealized  unrealized   market
     (Dollars in thousands)                 cost     gains       losses     value
                                            ----     -----       ------     -----
     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies maturing:
        Within one year                    $ 4,007   $   18       $ -       $ 4,025
        After one year but within five
         years                              74,967    1,103         78       75,992
                                           -------    -----       ----      -------
     Debt securities available for sale     78,974    1,121         78       80,017
     Equity securities available for sale       10       99         -           109
                                           -------   ------       ----      -------
     Debt and equity securities available
      for sale                             $78,984   $1,220        $78      $80,126
                                           =======   ======     ======      =======

     Sales of debt and equity securities during the year ended December 31, 1996 and the nine-month period ended December 31, 1995, resulted in proceeds of $20.7 million and $30.5 million and gross realized losses of $251,000 and $340,000, respectively. There were no sales of debt or equity securities during the year ended March 31, 1995.


     5.   MORTGAGE-BACKED SECURITIES, AVAILABLE FOR SALE
          ----------------------------------------------
     The amortized cost and estimated market values of mortgage-backed securities available for sale at December 31, 1996 and 1995 are as follows:

                                                            1996
                                          ----------------------------------------
                                                      Gross     Gross    Estimated
                                         Amortized unrealized unrealized   market
     (Dollars in thousands)                 cost      gains     losses     value
                                          --------  --------   --------   --------
     GNMA guaranteed pass-through
      certificates (net of deferred
      premiums of $2,313)                $80,368     $  192       $530    $80,030
     FHLMC pass-through certificates
      (net of deferred premiums of
      $1,487)                             93,173        814        238     93,749
     FNMA pass-through certificates
      (net of deferred premiums of
      $1,489)                             67,134        148         87     67,195
                                         -------     ------       ----    -------
     Mortgage-backed securities
      available for sale                $240,675     $1,154       $855   $240,974
                                        ========     ======       ====   ========



                                                            1995
                                          ----------------------------------------
                                                      Gross     Gross    Estimated
                                         Amortized unrealized unrealized   market
     (Dollars in thousands)                 cost      gains     losses     value
                                          --------  --------   --------   --------
     GNMA guaranteed pass-through
      certificates (net of deferred
      premiums of $465)                 $ 50,548      $1,397     $ 44    $ 51,901
     FHLMC pass-through certificates
      (net of deferred premiums of
      $925)                              106,965       1,296      314     107,947
     FNMA pass-through certificates
      (net of deferred premiums of
      $2,341)                            100,238         382      361     100,259
                                        --------     -------- -------    --------
     Mortgage-backed securities
      available for sale                $257,751      $3,075     $719    $260,107
                                        ========      ======     ====    ========


     Mortgage-backed securities were pledged to secure Federal Home Loan Bank of New York ("FHLBNY") advances at December 31, 1996 and 1995. The estimated market value of securities so pledged at December 31, 1996 and 1995 were $44.2 million and $56.9 million, respectively. Mortgage-backed securities are also pledged to secure public deposits. The estimated market value of securities pledged for public deposits at December 31, 1996 and 1995 was $234,000 and $314,000, respectively.

     Sales of mortgage-backed securities during the year ended December 31, 1996, resulted in proceeds of $90.7 million and gross realized losses of $842,000. There were no sales of mortgage-backed securities during the nine-month period ended December 31, 1995 or the year ended March 31, 1995.

     The contractual maturities of mortgage-backed securities generally exceed five years. However, the effective lives are expected to be shorter due to prepayments of the underlying mortgages.

     6.   LOANS RECEIVABLE, NET
          ---------------------
     A summary of loans receivable, net at December 31, 1996 and 1995 is as follows:

                                            December 31,
                                       ----------------------
                                        1996          1995
                                        ----          ----
                                     (Dollars in thousands)
     First mortgage loans:
      One-to-four family              $265,748       $157,686
      Multi-family                       7,725          4,742
      Non-residential                    9,304          4,095
      Construction                         404          3,707
                                      --------       --------
                                       283,181        170,230
     Other loans:
      Second mortgage                   17,295         13,938
      FHA insured home improvement      13,613         12,527
      Commercial business                9,210            -
      Unsecured consumer                 1,829          1,088
      Home equity line of credit         1,147          1,263
      Automobile                           413             87
      Passbook                             244            395
      Secured consumer                     154              6
      Student                               12             27
                                      --------       --------
                                        43,917         29,331
                                      --------       --------
          Total loans                  327,098        199,561

     Less:
      Deferred loan fees                   404            279
      Deferred (premiums), unearned
       discounts, net                   (1,389)           268
      Allowance for loan losses          2,613          3,241
                                      --------       --------
                                         1,628          3,788
                                      --------       --------
          Loans receivable, net       $325,470       $195,773
                                      ========       ========


     At December 31, 1996 and 1995, the Company serviced loans for others amounting to $5.4 million and $6.4 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

     At December 31, 1996 and 1995, loans in arrears three months or more or in the process of foreclosure are as follows:

                                                   December 31,
     (Dollars in thousands)                       1996      1995
                                                  ----      ----
     Conventional first mortgage loans
      (non-accrual)                              $ 1,884   $ 1,472
     FHA insured and VA guaranteed (accruing)        404       647
     Construction loans (non-accrual)                 -      3,273
     Consumer loans (non-accrual)                    450       229
                                                 -------   -------
                                                 $ 2,738   $ 5,621
                                                 =======   =======
     Percent of net loans outstanding               0.84%     2.87%
                                                    ====      ====

     The amount of interest income on non-accrual loans which would have been recorded for the year ended December 31, 1996 and the nine months ended December 31, 1995 and year ended March 31, 1995 had these loans continued to pay interest in accordance with their original terms or since the date of origination if outstanding for only part of the period, was approximately $0.2 million, $0.3 million and $1.0 million, respectively. In addition, during the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995 the amounts of interest income on non-performing loans that was included in interest income totaled $75,000, $11,000 and $24,000, respectively.

     An analysis of the allowance for loan losses for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 is as follows:

                                       December 31,     March 31,
     (Dollars in thousands)           1996      1995      1995
                                      ----      ----      ----

     Balance at beginning of period  $ 3,241   $ 3,048     $ 2,818
     Provision charged to operations     500       315         542
     Charge-offs                      (1,140)     (133)       (331)
     Recoveries                           12        11          19
                                     -------   -------     -------
     Balance at end of period        $ 2,613   $ 3,241     $ 3,048
                                     =======   =======     =======

     The Company adopted the provisions of the SFAS 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," effective April 1, 1995. All applicable loans receivable have been evaluated for collectibility under the provisions of these statements. Loans receivable includes $0 and $3,273,000 of impaired loans at December 31, 1996 and 1995, respectively. The allowance for loan losses, related to impaired loans, at December 31, 1996 and 1995 included $0 and $1,500,000, respectively. Related to these, the average balance of impaired loans for the year ending December 31, 1996 and nine months ending December 31, 1995 were $2,781,000 and $3,443,000, respectively.

     No cash-basis interest income was recognized on impaired loans for the year ended December 31, 1996, and nine months ended December 31, 1995.

     A substantial portion of the Company's loans is secured by real estate in the New Jersey market area. Accordingly, as with most financial institutions in the area, the ultimate collectibility of a portion of the Company's loan portfolio is susceptible to change in market conditions.

     7.   ACCRUED INTEREST RECEIVABLE, NET
          --------------------------------
     A summary of accrued interest receivable at December 31, 1996 and 1995 is as follows:

                                        December 31,
                                      -----------------
     (Dollars in thousands)           1996       1995
                                      ----       ----
     Loans                           $ 1,977   $ 1,325
     Mortgage-backed securities        1,571     1,639
     Debt securities                     748     1,446
                                     -------   -------
                                     $ 4,296   $ 4,410
                                     =======   =======

     8.   PREMISES AND EQUIPMENT, NET
          ---------------------------
     A summary of premises and equipment at December 31, 1996 and 1995 is as follows:

                                            December 31,
     (Dollars in thousands                1996      1995
                                          ----      ----
     Land                                $ 1,056   $ 1,056
     Buildings                             5,066     4,756
     Leasehold improvements                  915       904
     Furniture, fixtures and equipment     6,383     4,584
                                         -------   -------
          Total                          $13,420   $11,300
                                         -------  --------
     Less accumulated depreciation         7,124     6,481
                                         -------  --------
                                         $ 6,296  $  4,819
                                         =======  ========

     Depreciation and amortization expense included in occupancy and other expense in the consolidated statements of income amounted to $708,000, $398,000 and $422,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 respectively.


     9.   REAL ESTATE OWNED, NET
          ----------------------
     Real estate owned, net at December 31, 1996 and 1995 is summarized as follows:

                                           December 31,
                                           ------------
     (Dollars in thousands)               1996      1995
                                          ----      ----
     Acquired by foreclosure or deed in
      lieu of foreclosure                 $  741    $  875
     Less allowance for losses on real
      estate owned                           178       223
                                          ------    ------
                                          $  563    $  652
                                          ======    ======

     An analysis of the allowance for losses on real estate owned for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 is as follows:

                                          December 31,  March 31,
                                         --------------
     (Dollars in thousands)               1996    1995     1995
                                          ----    ----     ----
     Balance at beginning of period      $  223  $  540   $  533
     Provision charged to operations         34       2      123
     Charge-offs                            (79)   (319)    (116)
                                         ------  ------   ------
     Balance at end of period            $  178  $  223   $  540
                                         ======  ======   ======

     Results of real estate operations for the year ended December 31, 1996, nine months ended December 31, 1995 and the year ended March 31, 1995 were as follows:

                                           December 31,   March 31,
                                          -------------
     (Dollars in thousands)                1996   1995      1995
                                           ----   ----      ----
     Acquired by foreclosure or deed in
      lieu of foreclosure
       Net loss (gain) on sales of real
        estate                            $ 10     $(78)    $(180)
       Holding costs                        61       86       424
       Provision charged to operations      34        2       123
       Recoveries                            -        -      (350)
                                          ----     ----     -----
     Foreclosed real estate expense, net  $105      $10     $  17
                                          ====      ===     =====

     10.  DEPOSITS
          --------
     The weighted average cost of funds on deposits at December 31, 1996 and 1995 was 3.79% and 3.92%, respectively. A summary of deposits by type of account is as follows:

                                  December 31      December 31
     (Dollars in thousands)          1996              1995
                                  -----------      -----------

                                      Weighted           Weighted
                                       average           average
                                      interest           interest
                               Amount   rate    Amount     rate
                               ------   ----    ------     ----

     Savings accounts         $139,651  2.92%  $119,865     2.84%
     Money market accounts      44,404  3.24     42,758     2.99
     Non-interest bearing
      deposits                  16,374    -      10,434       -
     NOW accounts               47,387  2.86     44,148     2.86
                              --------         --------
          Core deposits        247,816  2.77    217,205     2.74
     Certificates of deposit
      maturing:
       One year or less        176,409  4.90    186,291     5.00
       One to three years       29,090  5.44     29,742     5.49
       Three to five years       3,334  5.57      4,301     5.88
       Five years and
        thereafter                 407  6.34        482     6.16
                              --------         --------
          Total certificates   209,240  4.99%   220,816     5.08%
                              --------         --------
               Total deposits $457,056         $438,021
                              ========         ========

     At December 31, 1996, the Company had approximately $25.7 million of certificates of deposit of $100,000 or more. Interest rates on certificates of deposit accounts ranged from 2.50% to 7.60 and 2.50% to 7.97% at December 31, 1996 and 1995, respectively.

     Interest expense on deposits for the year ended December 31, 1996, nine months ended December 31, 1995 and year ended March 31, 1995 is summarized as follows:

                                             December 31,   March 31,
                                              ----------    ---------
     (Dollars in thousands)                 1996     1995      1995
                                            ----     ----      ----
     Passbook savings and club accounts   $ 3,658  $ 2,218    $ 2,837
     NOW and money market accounts          2,650    1,817      3,008
     Certificates of deposit               10,519    8,009      7,139
                                          -------  -------    -------
                                          $16,827  $12,044    $12,984
                                          =======  =======    =======

     11.  BORROWED FUNDS
          --------------

     The following table sets forth certain information as to securities sold under agreements to repurchase for the periods ending December 31, 1996 and 1995. There were no such sales during the year ended March 31, 1995.

                                             Year ended      Nine months ended
     (Dollars in thousands)               December 31,1996   December 31, 1995
                                          ----------------   ----------------


     Maximum balance                            $163,047         $25,603
     Average balance                             108,434           1,777
     Weighted average interest rate                 5.50%           5.91%

     At December 31, 1996, securities sold under an agreement to repurchase with the FHLBNY consisted of FHLB bonds and mortgage pass-through certificates with both an amortized cost and market value of $97.5 million. The securities sold are carried as assets, and the funds received are shown as funds borrowed under security repurchase agreements. All securities used as collateral for repurchase agreements are held at, and are under the control of, the FHLBNY.

     The scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

     (Dollars in thousands)                   December 31,
                                            ----------------
                                            1996        1995
                                            ----        ----
     Maturity:
       Maturing within 30 days             $22,400     $25,603
       Maturing December 2001 (callable
        December 1999)                      60,000        -
                                           -------     -------
                                           $82,400     $25,603
                                           =======     =======

     Advances from the FHLBNY are collateralized by pledged mortgage-backed securities and debt securities. The estimated market value of securities so pledged at December 31, 1996 and 1995 was $44.2 million and $56.9 million, respectively.

     At December 31, 1996, the Company had a line of credit with the FHLBNY of $34.0 million which expires on October 31, 1997. At December 31, 1996, the Company had outstanding an overnight advance of $24.8 million against this line at an interest rate of 7.13%. At December 31, 1995, the Company's FHLBNY credit line was $28.4 million against which it then had an outstanding overnight advance of $19.1 million at an interest rate of 5.88%. In December 1995, the Company prepaid $23.9 million of advances and incurred a penalty of $643,000.

     The following table sets forth the maximum month-end balance and average balance of FHLBNY advances for the periods indicated:


                                        Year Ended     Nine Months Ended   Year Ended
     (Dollars in thousands)         December 31, 1996  December 31, 1995 March 31, 1995
                                    ----------------- -----------------  ---------------
     Maximum balance                     $26,300           $50,992           $48,492
     Average balance                     $15,639           $37,814            41,762

     Weighted average interest rate         5.52%             7.46%             7.40%


     12.  INCOME TAXES
          ------------

     Income tax expense for the year ended December 31, 1996, the nine-month period ended December 31, 1995 and the year ended March 31, 1995 is made up of the following components:

                                          December 31,     March 31,
                                         --------------
     (Dollars in thousands)              1996      1995       1995
                                         ----      ----       ----
     Current tax expense:
          Federal                       $1,672    $1,051     $2,088
          State                            204        57        207
                                        ------    ------     ------
                                         1,876     1,108      2,295
     Deferred tax expense:
          Federal                         (990)       42        161
          State                            (90)        2         10
                                        ------    ------     ------
                                        (1,080)       44        171
                                        ------    ------     ------
                                        $  796    $1,152     $2,466
                                        ======    ======     ======

     A reconciliation between the effective income tax expense and the amount calculated by multiplying the applicable statutory Federal income tax rate of 34% for the twelve months ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 is as follows:

                                        December 31,   March 31,
                                        ------------   ---------
                                         1996    1995    1995
                                         ----    ----    ----
     Computed "expected" Federal tax
      expense                             34.0%  34.0%   34.0%
     State income tax, net of Federal
      tax benefit                          2.0    2.0     2.1
     Tax benefit from closed tax years   (17.7)     -      .4
     Other                                 1.7     .8      -
                                          ----   ----    ----
                                          20.0%  36.8%   36.5%
                                          ====   ====    ====

     Under tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage of taxable income before such deduction ("reserve method"). The reserve method was used in preparing the income tax returns for 1995 and 1994. Legislation was enacted in August 1996 which repealed the reserve method for tax purposes. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction. The legislation also requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the financial statements.


     Pursuant to SFAS 109, the Bank is generally not required to provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to, or ending at, December 31, 1987. The tax bad debt expense deducted in those years (net of charge-off and recoveries) created an approximate $11.7 million tax loan loss reserve which could be recognized as taxable income and create a current and/or deferred tax liability of up to $4.2 million, under current income tax rates, if one of the following occurs: (a) the Bank's retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Bank redeems its stock; (c) the Bank fails to meet the definition provided by the Code for a Bank; or (d) there is a change in the Federal tax law.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                    December 31,
                                                    --------------
     (Dollars in thousands)                         1996     1995
                                                    ----     ----
     From operations:
       Deferred tax assets:
          Non-accrual loan interest                $   55    $   50
          Allowance for loan losses                   882       571
          Deferred loan fees                          138       100
          Purchase accounting discount on mortgage
           loans                                       49        77
          Employee benefit plans                      304       124
          Other                                       218        75
                                                   ------     -----
            Total gross deferred tax assets         1,646       997
       Deferred tax liabilities:
          Accelerated depreciation                     93        35
          Amortization of discounts on purchases
           of securities                               79       118
          Other                                        10        48
          Additions to post 1987 tax reserve          205       617
                                                   ------     -----
            Total gross deferred tax liabilities      387       818
                                                   ------     -----
            Net deferred tax asset from operations  1,259       179
     Shareholders' equity - unrealized (gains)
      on securities available for sale               (189)   (1,259)
                                                   ------    ------
            Total net deferred tax asset
             (liability)                           $1,070   $(1,080)

                                                   ======   =======

     The Company believes, based upon current information, that it is more likely than not there will be sufficient taxable income in future periods to realize the net deferred tax asset. However, there can be no assurance about the level of future earnings.

     13.  EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

     In connection with the conversion from a mutual to a stock form, the Company established the ESOP for the benefit of employees of the Company and the Bank. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve month period and who attained age 21 are eligible to participate in the ESOP.

     The Company funded the ESOP upon completion of the conversion, by granting it 423,000 shares, valued at $4.2 million. When the ESOP was funded, these shares were held in a suspense account within the ESOP, as unallocated shares to the participants. These shares will be released to participants as the Company recognizes related compensation expense. Shares released are allocated among participants on the basis of their compensation. Participants will vest in 20% of their right to receive their account balances within the ESOP after three years of service. Thereafter, vesting is an additional 20% per year.

     Compensation expense related to the ESOP includes dividends on unallocated ESOP shares. It is anticipated that annual compensation expense related to the ESOP will be an amount necessary to amortize the initial value of these shares evenly over a ten year period, net of dividends on unallocated ESOP shares, plus or minus a valuation adjustment which is the difference between the fair value of the unallocated shares during the periods in which they become committed to be released and their initial value. This valuation adjustment will also be adjusted to equity. The Company will receive a tax deduction equal to the initial value of the shares released.

     The compensation expense related to the ESOP totaled $569,000 for the year ended December 31, 1996, and $106,000 for the nine months ended December 31, 1995. Such expense for 1996 includes $146,000 for the valuation adjustment to reflect the increase in the average fair value of the allocated shares over their initial value and $84,640 for dividends on unallocated shares. At December 31, 1996, the ESOP held 380,880 shares in suspense as unallocated shares, and 42,320 shares as allocated to participants. The fair value of the unallocated ESOP shares at December 31, 1996 was approximately $5.5 million, based upon a $14.375 closing price per share. Unallocated ESOP shares are a reduction of shareholders' equity and are excluded from the average number of shares outstanding in computing net income per share.

     14.  EMPLOYEE BENEFIT PLAN
          ---------------------

     The Bank currently offers a 401(k) profit sharing plan (the Plan) covering all employees wherein employees can invest up to 18% of their pre-tax base earnings. The Bank will contribute 50% of each employee's contribution, up to 3% of his or her annual earnings. The Bank made matching contributions of $110,000, $75,000 and $84,000 in the year ended December 31, 1996, in the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively.

     The Company does not have a qualified defined benefit pension plan.
     In lieu thereof, the Company seeks to provide primary retirement benefits for executive officers of the Company and certain officers of the Bank, and their beneficiaries through its non-qualified Supplemental Executive Retirement Plans ("SERP's") established during calendar 1995. Although currently unfunded, it is anticipated that the SERP's will be funded through the purchase of the Company's common stock which will be bought at a rate equivalent to the annual expense of these plans. The projected benefit obligation of the SERP was $2.9 million as of December 31, 1996,$2.5 million as of December 31, 1995 and $1.5 million as of March 31, 1995, and the expense for the SERP was approximately $501,000 for the year ended December 31, 1996, $344,000 for the nine months ended December 31, 1995 and $0 for the year ended March 31, 1995.


     15.  STOCK PLANS
          -----------

     During 1996, the Company established two non-qualified Recognition and Retention Plans for executive officers and employees, and for outside directors (the "RRP" and the "Directors' RRP") as a method of providing executive officers and outside directors of the Company and Bank and its affiliates with a proprietary interest in the Company as an incentive designed to encourage such persons to promote the growth and profitability of the Company and the Bank. The RRP and Directors' RRP authorizes the granting of Plan share awards for up to 148,120 shares and 63,480 shares of common stock, respectively. As of December 31, 1996, 176,869 plan share awards of common stock were granted. The plan share awards of common stock vest in five equal annual installments commencing one year from the date of grant. For the year ended December 31, 1996, the Company recorded expense of $183,000 related to the RRP and Directors' RRP.

     At December 31, 1996, the Company has two fixed stock option plans which are described below. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation costs has been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined in accordance with Financial Accounting Standards Board Statement No. 123, the Company's net income and earnings per share for 1996 of $3.2 million, and $0.68, respectively would have been reduced to the pro forma net income and earnings per share amounts of $3.1 million and $0.67, respectively. The fair value of each option grant for both plans is estimated on the date of grant using the Black-Scholes option-pricing model. The dividend yield, expected volatility and risk-free interest rate weighted average assumptions used for the 1996 grants, the first year of such grants were 3.28%, 25.0% and 6.81%, respectively.

     The 1996 Incentive Stock Option Plan authorized the granting of incentive stock options to all key employees of the Company and its affiliates for the purchase of up to 370,300 shares of common stock. The 1996 Stock Option Plan for Outside Directors authorizes the granting of non-statutory options for the total of 158,700 shares of common stock to certain members of the Board of Directors of the Company and the Bank who are not also serving as employees of the Company or its affiliates. The exercise price of the options, under both plans, is equal to the fair market value of the underlying common stock at the time of grant. Each plan has a 5 year vesting schedule with options becoming exercisable on the anniversary date of the grant, and has a maximum term of 10 years. The 1996 Incentive Stock Option Plan has an expected life of five years and the 1996 Stock Option Plan for Outside Directors has an expected life of five years.

     A summary of the status and activity of the Company's two fixed stock option plans for the year ended December 31, 1996 is as follows:


                                                 Weighted
                                                  Average  Weighted Average
                                       Number    Exercise     Remaining
                                      of Shares    Price   Contractual Life
                                       --------    -----   ----------------
     Outstanding at beginning of year      -
     Granted                           389,980   $12.1875
     Canceled                           31,700    12.1875
     Outstanding at the end of year    358,280    12.1875        9.5
                                       =======
     Weighted average fair value of
      options granted during the year    $3.01
                                         =====

     At December 31, 1996, no options were exercisable under the two fixed stock option plans.

     16.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     Leases and Service Contract
     ---------------------------
     Certain premises are leased under operating leases with terms expiring through the year 2001, exclusive of renewal options. The Bank has the option to renew or extend certain of the leases on premises from two years to 25 years beyond the original term. Some leases require the Bank to pay for insurance, increases in property taxes and other incidental costs. Future minimum rental payments due under noncancellable operating leases are as follows:

            Year ending December 31:    (Dollars in thousands)

                    1997                     $ 313
                    1998                       292
                    1999                       274
                    2000                       248
                    2001                       159
                    Thereafter                  -
                                             ------
                         Total               $1,286
                                             ======

     Net rental expense included in occupancy expense in the consolidated statements of income amounted to $418,000, $165,000 and $179,000 for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively.

     The Company has entered into a contract to receive data processing services through October 4, 2002. Future minimum payments under this contract are $480,000 annually through its expiration.

     Litigation
     ----------

     On December 1, 1995, the Bank initiated suit against the federal government alleging, among other things, breach of contract and seeking restitution for harm caused to the Bank through changes in federal banking regulations regarding the treatment of goodwill in calculating the capital of thrift institutions. The case relates to goodwill created by the Bank's 1982 acquisition of Arch Federal Savings and Loan Association. A 1989 change in federal regulations required a phase-out of goodwill from the calculation of a thrift institution's capital ratios and required that by January 1, 1995, no goodwill be counted as capital. At the time the regulations went into effect, the Bank had $18.7 million in goodwill on its balance sheet.

     The Bank's suit was initially subject to a stay pending a ruling by the United States Supreme Court of the government's appeal of a decision of the Federal District of Columbia Circuit Court in another case which had upheld the right of three thrift institutions to maintain such actions. In July 1996, the U.S. Supreme Court ruled in "United States v. Winstar Corporation" upholding the Federal District of Columbia Circuit Court's ruling in favor of the thrift institutions involved in that suit. Subsequently, the stay in all goodwill related cases was lifted. The federal government then filed a motion seeking to dismiss all goodwill related claims filed six years after the date of FIRREA's adoption, August 9, 1995. The Bank had filed its claim on December 1, 1995. The Bank, along with the approximately 25 other institutions subject to the motion, vigorously opposed the government's dismissal motion. On January 7, 1997, the judge appointed to hear the issue in the United States Court of Federal Claims ruled against the federal government, holding that the statute of limitations had not begun to run until OTS regulations implementing FIRREA were adopted on December 7, 1989. Although the Company believes that the judge's January 7, 1997 decision on the statute of limitations was correct, it is unable to predict, in the event the United States government appeals the judge's decision, whether it will be successful on such appeal and whether, or for how long, such an appeal will delay the Bank's suit. The case is currently in the discovery phase, and no trial date has been set. Accordingly, for these reasons and because of other facts affecting the predictability of litigation, management cannot predict the eventual outcome, the amount of damages, if any, or the timing of final disposition of the Bank's case.

     Financial Instruments with Off-balance-sheet Risk
     -------------------------------------------------

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated statements of financial condition.

     The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     (Dollars in thousands)                             December 31, 1996
                                                        -----------------


     Financial instruments whose contract amounts represent credit risk (contract or notional amount):

          Commitments to extend fixed rate credit            $10,827
          Commitments to extend variable rate credit          10,427
          Commitments to purchase variable rate mortgages      3,654
          Commercial letters of credit                         2,963
          Standby letters of credit                              145
          Unused lines of credit                               4,318
                                                              ------
                                                             $32,334
                                                             =======

     Commitments to extend credit are legally binding agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The total commitment amounts do not necessarily represent future cash requirements since some of the commitments are expected to expire without being drawn upon. The Company evaluates each borrower's creditworthiness. The amount of collateral obtained by the Company upon extension of credit is based on such evaluation of the borrower. Collateral held varies but may include mortgages on commercial and residential real estate, deposit accounts with the Company, and automobiles.

     Standby letters of credit are conditional commitments issued by the Company to ensure the performance of obligations to a third party. These commitments are primarily issued to support performance bonds in favor of local municipalities and private obligations of borrowers for work performed by third parties. Most of the Company's standby letters of credit extend for less than one year. The Company obtains personal guarantees supporting these commitments.

     Unused lines of credit are legally binding agreements to lend as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates or other termination clauses. The amount of collateral obtained, if deemed necessary by the Company, is based on credit evaluation of the borrower.

     17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires that the Company disclose estimated fair value for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:

                                                  December 31,
                                        ---------------------------------
                                             1996              1995
                                        --------------    --------------
                                               Estimated          Estimated
                                       Carrying   fair   Carrying    fair
                                        amount   value    amount    value
                                        ------   -----     ------   -----
                                              (Dollars in thousands)
     Financial assets:
        Cash and amounts due from
          depository institutions    $  6,586  $  6,586 $  6,553 $  6,553
        Federal funds sold               -         -       1,650    1,650
        Debt and equity securities,
          available for sale           40,243    40,243   80,126   80,126
        Mortgage-backed securities,
          available for sale          240,974   240,974  260,107  260,107
        Net loans                     325,470   327,264  195,773  199,148
        FHLBNY stock                    7,768     7,768    3,627    3,627

     Financial liabilities:
        Deposits                     $457,056  $455,337 $438,021 $438,855
        Borrowed funds                107,200   106,622   44,703   44,726

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     Cash and Amounts Due From Depository Institutions, Federal Funds Sold,
     ----------------------------------------------------------------------
     and Federal Home Loan Bank of New York Stock
     --------------------------------------------

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Debt, Equity and Mortgage-backed Securities
     -------------------------------------------

     For debt, equity and mortgage-backed securities fair values are based on quoted market prices.

     Loans
     -----

     Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as construction and land development, other loans secured by real estate, commercial and industrial loans, and loans to individuals. Certain types, such as commercial loans and loans to individuals, are further segmented by maturity and type of collateral.

     For performing loans, the carrying amount is reduced by credit risk adjustment based on internal loan classifications and the fair value is calculated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to average loan rates within the Company's market for loans which are similar with regard to collateral, maturity and the type of borrower. Based on the current composition of the Company's loan portfolio, as well as both past experience and current economic conditions and trends, future prepayments are not expected to materially impact scheduled future maturities and, accordingly, have not been considered in calculating fair value.

     For non-performing loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at the rate at which the Company would currently make similar loans to creditworthy borrowers.

     Deposit Liabilities
     -------------------

     The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand. Time deposits are segregated by type, size and remaining maturity. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered in the Company's market for deposits of similar size, type and maturity.

     Borrowed Funds
     --------------

     The fair value of the Company's borrowed funds is estimated based on the discounted value of future contractual payments. The discount rate is equivalent to the estimated rate at which the Company could currently obtain similar financing.

     Commitments to Extend Credit, Letters of Credit and Commitments to
     ------------------------------------------------------------------
     Purchase Loans
     --------------

     The commitments to originate and purchase loans and extend credit have terms that are consistent with current market terms. Accordingly, the Company estimates that the fair value of these commitments approximates carrying value.

     18.  REGULATORY MATTERS
          ------------------


     The Bank is required to maintain certain levels of capital in accordance with the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations. Savings associations must maintain tangible capital of 1.5% of adjusted assets and investments in certain non-includable subsidiaries. Tangible capital, as defined by FIRREA and OTS regulations, consists generally of shareholders' equity less most intangible assets and investments in certain non-includable subsidiaries. The OTS requires that savings associations maintain core capital of 3% of adjusted tangible assets. Core capital consists of tangible capital plus certain intangible assets. There is also a risk-based capital requirement of 8% of risk-weighted assets for savings associations.

     The OTS has incorporated an interest rate risk component that may require that an amount be added to an institution's risk-based capital requirement. The OTS has postponed the date on which the component will first be deducted from an institution's total capital until an appeals process is developed for the measurement of an institution's interest rate risk. In the opinion of management, the Bank would continue to exceed its risk-based minimum capital requirements under the new rule.

     The Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized", "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the Federal Deposit Insurance Corporation, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it is generally placed in receivership or conservatorship within 90 days.

     To be considered "adequately capitalized," an institution must generally have a core ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4%, and a total risk-based capital ratio of at least 8%. Generally, an institution is considered well capitalized if it has a Tier 1 (core) capital ratio of at least 5.0%; a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

     The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

     Management believes that, as of December 31, 1996, the Bank meets all capital adequacy requirements of the OTS. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1996 and 1995, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

                                                    OTS REQUIREMENTS
                                            -------------------------------

                                                                  FOR
                                                             CLASSIFICATION
                                             MINIMUM CAPITAL    AS WELL
                                 THE BANK       ADEQUACY       CAPITALIZED
                              -------------  --------------- --------------

                               Amount  Ratio Amount   Ratio  Amount   Ratio
                               ------  ----- ------   -----  ------   ----
                                          (Dollars in thousands)
     December 31, 1996
      Tangible capital       $59,794    9.41%$ 9,532  1.50%
      Tier 1 (core) capital   59,794    9.41  25,419  4.00  $31,774   5.00%
      Risk-based capital:
        Tier 1                59,794   25.18   9,500  4.00   14,249   6.00
        Total                $62,235   26.21%$18,999  8.00% $23,749  10.00%

     December 31, 1995
      Tangible capital       $57,386   10.28%$ 8,375  1.50%
      Tier 1 (core) capital   57,386   10.28  22,333  4.00  $27,917   5.00%
      Risk-based capital:
        Tier 1                57,386   32.00   7,174  4.00   10,760   6.00
        Total                $58,964   32.88%$14,347  8.00% $17,934  10.00%


     The Deposit Insurance Funds Act of 1996 (the BIF/SAIF Act) was enacted into law on September 30, 1996. The BIF/SAIF Act mitigated the disparity between insurance premiums for deposits insured by Savings Association Insurance Fund (SAIF) and deposits insured by the Bank Insurance Fund (BIF).

     Effective January 1, 1997, SAIF members have the same risk-based assessment schedule as BIF members - zero to 27 basis points. Financing Corp ("FICO") debt service assessments of 6.4 and 1.3 basis points will be added to the regular assessment for the SAIF-assessable base, and the BIF-assessment base, respectively, until December 31, 1999, unless the Federal thrift and bank charters have been consolidated. Upon the earlier of January 1, 2001 or the date of such consolidation, the BIF and SAIF will be merged and there will be full pro rata FICO debt service sharing.

     Immediately preceding the enactment of the BIF/SAIF Act, the Company was incurring deposit insurance expense at a rate of 23 cents per $100 of deposits. Effective January 1, 1997, the rate is reduced to 6.4 cents per $100 of deposits. In addition, pursuant to the recapitalization provision of the BIF/SAIF ACT, the Company incurred $2,651,000 additional FDIC insurance expense, a one time assessment of
     65.7 basis points on the amount of deposits held at March 31, 1995.

     19.  LOANS TO RELATED PARTIES
          ------------------------

     The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates on the same terms as those prevailing for comparable transactions with other borrowers. These loans amounted to $347,000 and $224,000 at December 31, 1996 and 1995, respectively, and do not involve more than normal risks of repayment. At December 31, 1996 and 1995 these loans represented less than 1% of retained earnings, respectively. During the twelve months ending December 31, 1996, new loans of $352,000 were made to related parties and repayments were $35,000, while other decreases of $194,000 resulted from loans to individuals who no longer meet the criteria to be classified as an insider loan. During the nine months ended December 31, 1995, new loans of $57,200 were made to related parties and repayments were $24,200.

     20.  PARENT COMPANY FINANCIAL INFORMATION
          ------------------------------------

     Statewide Financial Corp. (the parent company) was incorporated on May 31, 1995 and acquired all of the capital stock of the Bank on September 29, 1995. The following are the parent only financial statements as of December 31, 1996 and 1995 and for the year ended December 31, 1996 and the period May 31, 1995 to December 31, 1995 and should be read in conjunction with the Notes to the consolidated financial statements.

     PARENT COMPANY ONLY - STATEMENTS OF FINANCIAL CONDITION

                                            December 31,
                                           --------------
     (Dollars in thousands)                1996     1995
                                           ----     ----
     Assets:
        Cash                            $   245   $   -
        Due from ESOP trust                 106       -
        Due from subsidiary               6,267     8,110
        Investment in subsidiary         60,267    64,072
        Other assets                         85       207
                                        -------    ------
          Total Assets                  $66,970   $72,389
                                        =======   =======
     Liabilities:
        Accrued taxes                   $    35   $    74
                                        -------   -------
     Shareholders' equity:
        Paid in capital                  46,807    50,770


        Unallocated ESOP shares          (3,703)   (4,232)
        Unallocated RRP shares           (1,872)      -
        Treasury stock                     (430)      -
        Retained earnings                26,133    25,777
                                        -------   -------
          Total shareholders' equity     66,935    72,315
                                        -------   -------
               Total liabilities and
               shareholders' equity     $66,970   $72,389
                                        =======   =======


     PARENT COMPANY ONLY - STATEMENTS OF INCOME

                                     For the year     For the period
                                         ended        May 31, 1995 to
     (Dollars in thousands)        December 31, 1996 December 31, 1995
                                   ----------------------------------

     Other income                          $  396          $207
     Expenses                                   9            -
                                           ------          ----
       Income before taxes                    387           207
                                           ------          ----
     Income taxes                             140            74
                                           ------          ----
       Net income before equity in
        earnings of subsidiary                247           133
     Equity in earnings of subsidiary       2,925           338
                                           ------          ----
          Net income                       $3,172          $471
                                           ======          ====


     PARENT COMPANY ONLY - STATEMENTS OF CASH FLOWS

                                         For the year     For the period
                                            ended        May 31, 1995 to
     (Dollars in thousands)           December 31, 1996 December 31, 1995
                                      ----------------- -----------------

     Cash flows from operating
     activities:
       Net income                             $ 3,172         $   471
     Adjustments to reconcile net income
     to net cash provided from operating
     activities:
       Equity in earnings of subsidiary        (2,925)           (338)
       Decrease (increase) in due from
        subsidiary                              1,843          (8,110)
       (Increase) in due from ESOP trust         (106)             -
       Decrease (increase) in other assets        122            (207)
       (Decrease) increase in accrued
        taxes                                     (39)             74
                                              -------         -------
          Net cash provided from (used in)
           operating activities                 2,067          (8,110)
                                              -------         -------
     Cash flows from investing activities:
       Return of investment from subsidiary    13,350              -


       Investment in subsidiary                (8,195)        (38,428)
                                              -------         -------
          Net cash provided from (used in)
           investing activities                 5,155         (38,428)
                                              -------         -------
     Cash flows from financing activities:
       (Repurchase) issuance of common
        stock                                  (6,594)         50,770
       Dividends paid                            (912)             -
       Contribution of common stock to
        ESOP trust                                 -           (4,232)
       Allocation of ESOP shares                  529              -
                                              -------         -------
          Net cash (used in) provided from
           financing activities                (6,977)         46,538
                                              -------         -------
          Net change in cash and cash
           equivalents                            245              -
     Cash and cash equivalents at beginning
     of period                                     -               -
                                              -------          -------
     Cash and cash equivalents at end of
     period                                   $   245         $    -
                                              =======         ========


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STATEWIDE FINANCIAL CORP.


     Dated:  March 26, 1997            By:   BERNARD F. LENIHAN
                                             ------------------
                                             Bernard F. Lenihan
                                             Senior Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

             Signature                  Title              Date
             ---------                  -----              ----

                               Chairman of the Board,
                               President and Chief
         VICTOR M. RICHEL      Executive Officer      March 17, 1997
         Victor M. Richel


                               Senior Vice President
                               and Chief Financial
         BERNARD F. LENIHAN    Officer                March 26, 1997
         Bernard F. Lenihan


         MARIA F. RAMIREZ      Director               March 17, 1997
         Maria F. Ramirez


         WALTER G. SCOTT       Director               March 17, 1997
         Walter G. Scott


         THOMAS SHARKEY, SR.   Director               March 17, 1997
         Thomas Sharkey, Sr.


         STEPHEN R. TILTON     Director               March 17, 1997
         Stephen R. Tilton


         THOMAS V. WHELAN      Director               March 17, 1997
         Thomas V. Whelan



                                INDEX TO EXHIBITS



           Exhibit No.                        Description
           -----------                        -----------
           10.3               Employment Agreement by and between
                              Statewide Savings Bank, S.L.A. and
                              Michael J. Griffin

           21                 Subsidiaries of the Registrant

           23                 Consent of KPMG Peat Marwick LLP

           27                 Financial Data Schedule