Form 10-Q
period 1997-03-31
STATEWIDE FINANCIAL CORP
filed 1997-05-14
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933


     For the Quarter Ended March 31, 1997         Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1997: Common Stock, No Par Value:
     4,756,537 shares issued and 4,755,398 shares outstanding.


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Three Months Ended
                                                  March 31,
                                                  ---------
                                                1997      1996
                                                ----      ----
     INTEREST INCOME:
     Interest and fees on loans               $6,448    $4,258
     Interest on mortgage-backed securities    5,270     5,193
     Interest and dividends on debt and
      equity securities                          645     1,289
     Dividends on Federal Home Loan Bank of
      New York ("FHLBNY") stock                  124        90
                                              ------    ------
        Total interest and dividend income    12,487    10,830
                                              ------    ------
     INTEREST EXPENSE:
     Deposits                                  4,234     4,250
     Borrowed funds                            2,000     1,379
                                              ------    ------
        Total interest expense                 6,234     5,629
                                              ------    ------
     NET INTEREST INCOME                       6,253     5,201
     Provision for loan losses                   125       125
                                              ------    ------
     NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                         6,128     5,076

     NON-INTEREST INCOME:
     Service charges                             348       239
     Other income                                 25       425
                                              ------    ------
        Total non-interest income                373       664
                                              ------    ------
     NON-INTEREST EXPENSE:
     Salaries and employee benefits            2,388     2,090
     Occupancy, net                              577       521
     Federal deposit insurance premiums           72       277
     Professional fees                           144       142
     Insurance premiums                           95        88
     Data processing fees                        170        62
     Foreclosed real estate expense, net           7        62
     Other                                       837       616
                                              ------    ------
        Total non-interest expense             4,290     3,858
                                              ------    ------
     Income before income taxes                2,211     1,882
     Income taxes                                827       677
                                              ------    ------
        Net Income                            $1,384    $1,205
                                              ======    ======
     Net income per share of common stock      $0.32     $0.25
                                               =====     =====
     Weighted average number of common
      shares outstanding                   4,339,951  4,864,186
                                           =========  =========

     See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                March 31,   December 31,
                                                  1997          1996
                                                  ----          ----
                                               (Unaudited)
     ASSETS
     Cash and amounts due from depository
      institutions                             $  10,036      $ 6,586
     Mortgage-backed securities available
      for sale                                   278,659      240,974
     Debt and equity securities available
      for sale                                    37,127       40,243
     Loans receivable, net                       327,610      325,470
     Accrued interest receivable, net              4,505        4,296
     Real estate owned, net                          389          563
     Premises and equipment, net                   6,366        6,296
     FHLBNY stock, at cost                         7,935        7,768
     Excess of cost over fair value of net
      assets acquired                                128          137
     Other assets                                  4,629        3,709
                                                --------      -------
          Total assets                          $677,384     $636,042
                                                ========     ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
     Deposits                                   $458,676     $457,056
     Borrowed funds:
      Securities sold under agreements
       to repurchase                             134,000       82,400
      FHLBNY advances                             16,200       24,800
                                                --------     --------
          Total borrowed funds                   150,200      107,200
     Advance payments by borrowers for taxes
      and insurance                                1,888        1,853
     Accounts payable and other liabilities        3,601        2,998
                                                --------     --------
          Total liabilities                      614,365      569,107
                                                --------     --------
     Shareholders' equity                         63,019       66,935
                                                --------     --------
          Total liabilities and shareholders'
           equity                               $677,384     $636,042
                                                ========     ========

     See accompanying notes to consolidated financial statements


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      Three Months Ended
                                                          March 31,
                                                          ---------
                                                        1997      1996
                                                        ----      ----
     Cash flows from operating activities:
       Net income                                     $  1,384   $ 1,205
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Provision for loan losses                           125       125
       Depreciation and amortization                       234       155
       Net amortization of deferred premiums and
         unearned discounts                                167       466
       Amortization of RRP awards and allocation
         of ESOP shares                                    284       -
       Net (gain) loss on sale of real estate owned         (9)        8
     Changes in assets and liabilities:
       Increase in accrued interest and dividends
        receivable                                        (209)     (279)
       Increase in accrued interest payable                219       444
       Decrease in other assets                            418       268
       Increase in accounts payable and other
        liabilities                                        384       162
                                                      --------   -------
          Net cash provided by operating activities      2,997     2,554
                                                      --------   -------
     Cash flows from investing activities:
       Net disbursement from lending activities           (978)     (844)
       Purchase of loans                                (1,293)  (26,830)
       Principal repayments from mortgage-backed
        securities                                      10,494    17,233
       Purchase of mortgage-backed securities          (51,915)  (78,162)
       Proceeds from maturities of debt securities       3,000    10,000
       Purchase of FHLBNY stock                           (167)   (2,661)
       Proceeds from sale of real estate owned             183       133
       Purchases and improvements of premises and
       equipment                                          (304)     (383)
                                                      --------   -------
          Net cash used in investing activities        (40,980)  (81,514)
                                                       -------   -------
     Cash flows from financing activities:
       Net increase in deposits                          1,620     6,798
       Repayment of FHLBNY borrowings                 (135,400)  (57,091)
       Borrowings from FHLBNY                          178,400   126,702
       Increase in advance payments by
        borrowers for taxes and insurance                   35       295
       Cash dividends paid                                (443)      -
       Purchase of common stock                         (2,779)      -
                                                      --------   -------
          Net cash provided by financing activities     41,433    76,704
                                                        ------    ------
          Net increase (decrease) in cash and
           cash equivalents                              3,450    (2,256)
     Cash and cash equivalents at beginning of
       period                                            6,586     8,203
                                                      --------   -------
     Cash and cash equivalents at end of period       $ 10,036   $ 5,947
                                                      ========   =======
     Supplemental disclosures of cash flow
     information:
       Cash paid during the period for:
         Income taxes                                 $    -     $    97
                                                      ========   =======

         Interest                                     $  6,015   $ 5,185
                                                      ========   =======
       Transfer from loans receivable to real
        estate owned, net                             $    -     $   158
                                                      ========   =======
       Change in unrealized loss, net of income
        tax, on securities available for sale         $ (2,362)  $(3,099)
                                                      ========   =======

     See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services, Inc. are the only active subsidiaries at March 31, 1997.
     The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                    March 31,  December 31,
                                                      1997         1996
                                                      ----         ----
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                   $   -       $   -
     Common Stock, no par value, 12,000,000 shares
       authorized; 4,773,764 shares issued, and
       4,772,625 shares outstanding at March 31,
       1997, and 4,946,264 shares issued and
       4,911,533 shares outstanding at December
       31, 1996                                          -           -
     Additional paid in capital                       44,141      46,807
     Unallocated Employee Stock Ownership shares      (3,597)     (3,703)
     Unearned Recognition and Retention Plan
      shares                                          (2,223)     (1,872)
     Retained earnings - substantially restricted     26,738      25,797
     Treasury stock, at cost, 1,139 and 34,731
      shares at March 31, 1997 and December 31,
      1996                                               (14)       (430)
     Net unrealized (loss) gain on securities
      available for sale, net of income tax           (2,026)        336
                                                     -------     -------
        Total shareholders' equity                   $63,019     $66,935
                                                     =======     =======

     3.  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares outstanding. Stock options which were dilutive have been considered in computing the weighted average number of common shares outstanding, utilizing the Treasury stock method.


     4.  Recently Issued Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 replaces Primary EPS and Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

     SFAS 128 is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior period EPS is required to be restated to conform with SFAS 128. The Company expects that the adoption of SFAS 128 will result in Basic EPS being approximately the same as EPS currently reported and Diluted EPS will be lower than currently reported EPS.

     SFAS 129, "Disclosure of Information about Capital Structure", was issued in February 1997. SFAS 129 is effective for periods ending after December 15, 1997. SFAS 129 lists required disclosures about capital structure that had been included in a number of separate statements and opinions of authoritative accounting literature. As such, the adoption of SFAS 129 is not expected to have a significant impact on the disclosures in financial statements of the Company.


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                            March 31,  December 31,
                                               1997        1996
                                               ----        ----
                                             (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                           $2,386     $2,334
       Accruing                                 531        404
                                             ------     ------
     Total loans delinquent 90 days or more  $2,917     $2,738
                                             ======     ======
     Loans delinquent 90 days or more as a
      percentage of total loans outstanding,
      net                                       .89%       .84%
                                                ===        ===

     An analysis of the allowance for loan losses for the three month periods ended March 31, 1997 and 1996 follows:

                                                  March 31,
                                                -------------
                                                1997     1996
                                                ----     ----
                                           (Dollars in thousands)
     Balance at beginning of period           $2,613   $3,241
     Provision charged to operations             125      125
     Charge-offs, net                            (73)     (35)
                                               -----   ------
          Balance at end of period            $2,665   $3,331
                                              ======    ======


       SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                               At or For the
                                            Three Months Ended
                                                 March 31,
                                                 ---------
                                                1997     1996
                                                ----     ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                   .82%     .78%
     Return on Average Shareholders' Equity    8.57%    6.70%
     Capital to Assets                         9.30%   11.10%
     Net Interest Rate Spread (2)              3.34%     2.95
     Net Interest Margin (3)                   3.78%    3.44%
     Non-Interest Income to Average Assets      .22%     .43%
     Non-Interest Expense to Average Assets    2.55%    2.49%
     Efficiency Ratio (4)                     65.99%   71.66%
     Ratio of Interest-Earning Assets to
       Interest-Bearing Liabilities          111.44%  113.35%

                                          March 31,  December 31,
                                            1997         1996
                                            ----         ----
     REGULATORY CAPITAL RATIOS:
     Tangible Capital Ratio                   9.02%      9.41%
     Core Capital Ratio                       9.02%      9.41%
     Risk-Based Capital Ratio                24.56%     26.21%

     ASSET QUALITY RATIOS:
     Non-Performing Loans to Total Net
       Loans                                   .89%       .84%
     Non-Performing Loans to Total Assets      .43%       .43%
     Non-Performing Assets to Total Assets     .49%       .52%
     Allowance for Loan Losses to
       Non-performing Loans                  91.36%     95.43%
     Allowance for Loan Losses to Total
       Net Loans                               .81%       .80%

     OTHER DATA:
     Number of Deposit Accounts             54,834     53,695
     Number of Offices                          16         16

     Notes to Selected Financial Ratios
     ----------------------------------
     (1)  Ratios are annualized where appropriate.

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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Overview

     The following discussion and analysis refers to the Company and its wholly-owned subsidiary, the Bank. The Company was organized on May 31, 1995 for the purpose of acquiring all of the capital stock of the Bank.

     The Company realized net income of $1,384,000, or $0.32 per share, for the quarter ended March 31, 1997 as compared to $1,205,000, or $0.25, per share for the same quarter of the prior year and $1,305,000, or $0.29, for the quarter ended December 31, 1996. This represents an increase in net income of 15% and 6% over March 31, 1996 and December 31, 1996, respectively.

     The increase in net income for the current quarter ended March 31, 1997 reflects an increase in net interest income after provision for loan losses over the preceding quarter and the same quarter of the prior year of $0.7 million and $1.1 million, respectively. This increase reflects growth in average interest-earning assets and changes in the mix within the loan portfolio toward higher yielding commercial loans and commercial mortgages, net of an increase in borrowing cost due to higher borrowing levels over both the preceding and year ago quarters. Lower non-interest income and higher non-interest expense partially offset the increase in net income for the current quarter.


     Financial Condition

     At March 31, 1997, total assets increased $41.3 million, or 6.5%, from $636.0 million at December 31, 1996 to $677.4 million at March 31, 1997. During the first quarter of 1997, the Company continued to change its mix within its loan portfolio to higher yielding loans. The commercial loan and commercial and multi-family mortgage portfolio increased $6.6 million, or 25%, during the quarter to $32.8 million from $26.2 million at December 31, 1996. This resulted through continued development of business relationships which allowed the Company to originate and increase its commercial and commercial mortgage type product portfolio. Also during the quarter, mortgage-backed securities increased $37.7 million from $241.0 million to $278.7 million. This increase resulted primarily from the purchase of Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") mortgage-backed securities which have estimated lives, considering expected prepayments, consistent with five and ten year Treasury instruments.

     Growth in assets during the quarter was primarily funded with borrowed funds, and to a lesser extent through deposit growth as the Company continued with its strategy of leveraging its excess capital.
     Borrowed funds at March 31, 1997 totaled $150.2 million, an increase of $43.0 million over December 31, 1996. Borrowed funds at March 31, 1997 include $134.0 million of securities sold to the FHLBNY under agreement to repurchase, of which $60.0 million is at a fixed rate of 5.52% for a five year term, callable at the lender's option after three years, and the remainder matures within ninety days. It is the intention of the Company to keep these borrowing maturities short-term, subject to prevailing market interest rates, at least into the third calendar quarter of 1997.

     Deposits totaled $458.7 million at March 31, 1997, an increase of $1.6 million as compared to December 31, 1996. During the quarter, the mix of deposits has changed. Higher costing certificates of deposit accounts have been decreasing and have been replaced with lower costing core deposits as a result of marketing strategies emphasizing customer relationships, rather than matching the most aggressively priced certificates of deposit offered by its competition. During this period, core deposits increased $3.0 million while certificates of deposits decreased $1.4 million.

     At March 31, 1997, shareholders' equity was $63.0 million as compared to $66.9 million at December 31, 1996. The ratios of equity to total assets were 9.3% at March 31, 1997 and 10.5% at December 31, 1996.
     The $3.9 million decrease in shareholders' equity resulted from the purchase on the open market and retirement of 172,500 shares of the Company's common stock for $2.8 million, a decrease of $2.4 million (net of tax) in the March 31, 1997 market value of the Company's debt, equity and mortgage-backed securities as compared to their December 31, 1996 market value, and dividends paid during the quarter of $443,000. Offsetting these decreases were net income of $1.4 million for the quarter, and allocations of ESOP shares and other employee benefit plans during the period totaling $284,000.

     Results of Operations

               Three-Month Periods Ending March 31, 1997 and 1996

     Net Income. For the three months ended March 31, 1997, net income increased $179,000, or 14.9%, to $1,384,000 from $1,205,000 for the same period of the prior year. Net income per share for the period increased $0.07 per share, or 28%, to $0.32 per share from $0.25 per share for the same period of the prior year due to increased earnings and the effect of stock repurchases. The increase in net income resulted primarily from an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $1.7 million, or 15.3%, to $12.5 million for the three months ended March 31, 1997 from $10.8 million for the three months ended March 31, 1996. This growth in interest income is the result of a $49.0 million, or 8.1%, increase in the average balance of total interest-earning assets coupled with increases in average yield on total interest-earning assets. The average yield earned on interest-earning assets increased to 7.65% for the three months ended March 31, 1997 from 7.17% for the same prior year period. The increase in interest-earning assets is attributable to the growth in average balances of first mortgage, consumer loans and commercial business loans, offset by reductions in mortgage-backed and debt and equity securities. The increase in average yield reflects the reinvestment of proceeds received on the sale of lower yielding securities in prior periods into higher yielding assets, offset by the purchase and origination of first mortgage loans at market rates which were less than the average carried on the books during the prior year period.

     Interest Expense. Interest expense increased $0.6 million, or 10.8%, during the current quarter as compared to the same quarter of the prior year. Interest expense on deposits basically remained flat, while interest expense on borrowed funds increased $0.6 million, or 45.0%. Average interest-bearing deposits increased $9.2 million, or 2.1%, for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. The increase in average deposits is primarily the result of two branch openings in 1996, increased relationships with affinity groups, and cross selling efforts by the Company. Interest expense on deposits remained flat as a result of the reduction in average cost of interest-bearing deposits to 3.90% for the current quarter as compared to 3.94% for the quarter ended March 31, 1996. This decrease in cost resulted as higher yielding certificate of deposit accounts have been allowed to roll-off and were replaced with lower yielding core deposits.

     The average balance of borrowed funds increased $43.8 million, or 43.0%, from the same quarter of the prior year. The cost of borrowed funds increased 15 basis points to 5.57 % from 5.42% for the quarter ended March 31, 1996. During December 1996, the Company extended the maturity of $60.0 million of its short-term borrowed funds to a five year term, callable at the lender's option after three years, at a rate of 5.52%. The increase in borrowed funds was primarily used to fund growth in one-to-four family, consumer, commercial and commercial mortgage loans.

     Net Interest Income. For the quarter ended March 31, 1997, net interest income increased $1.1 million, or 20.2%, over the comparable prior year period. The increase is the result of interest income growing at a quicker pace than interest expense. During the current quarter, the net interest margin grew 34 basis points to 3.78% from 3.44% during the quarter ended March 31, 1996. The increase primarily resulted from the yield on interest-earning assets growing faster than the cost of interest-bearing liabilities, partially offset by slower growth in interest-earning assets as compared to interest-bearing liabilities.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ending March 31, 1997 and 1996. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

                                                          THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------
                                                      1997                          1996
                                           ---------------------------   ---------------------------
                                           Average  Period    Average   Average   Period    Average
                                           Balance Interest Yield/Cost  Balance  Interest Yield/Cost
                                           ---------------- ----------  -------  -------- ----------
     Assets
     Interest-earning assets:
      First mortgage loans                 $280,378   $ 5,351   7.63%  $176,106  $ 3,499    7.95%
      Consumer and other loans               34,930       838   9.73     30,832      743    9.64
      Commercial business                    10,825       259   9.70        695       16    9.21
      Mortgage-backed securities            280,674     5,270   7.51    312,907    5,193    6.64
      Debt securities                        38,825       645   6.65     76,795    1,266    6.59
      Money market investments                   18        -    5.35      1,644       23    5.60
      FHLBNY stock                            7,911       124   6.27      5,595       90    6.43
                                           --------   -------          --------  -------
     Total interest-earning assets          653,561   $12,487   7.65    604,574  $10,830    7.17
     Non-interest-earning assets             19,228   =======            15,989  =======
                                           --------                    --------
          Total assets                     $672,789                    $620,563
                                           ========                    ========
     Liabilities and shareholders'
      equity:
     Interest-bearing liabilities:
      Savings accounts                     $138,737   $   986   2.88   $123,364  $   823    2.67
      NOW accounts                           47,446       328   2.80     44,506      309    2.78
      Money market accounts                  44,269       351   3.22     44,174      328    2.97
      Certificates of deposit               210,375     2,569   4.95    219,535    2,790    5.08
      Borrowed funds                        145,623     2,000   5.57    101,810    1,379    5.42
                                           --------   -------          --------  -------
     Total interest-bearing liabilities     586,450   $ 6,234   4.31    533,389  $ 5,629    4.22
                                           --------   =======          --------  =======
      Non-interest-bearing deposits          16,806                      10,531
      Other non-interest-bearing
       liabilities                            4,900                       4,704
                                           --------                    --------
     Total non-interest-bearing
      liabilities                            21,706                      15,235
                                           --------                    --------
          Total liabilities                 608,156                     548,624
     Shareholders' equity                    64,633                      71,939
                                           --------                    --------
          Total liabilities and share-
           holders' equity                 $672,789                    $620,563
                                           ========                    ========
     Net interest income                              $ 6,253                    $ 5,201
                                                      =======                    =======
     Net interest rate spread                                   3.34%                       2.95%
                                                                ====                        ====
     Net interest margin                                        3.78%                       3.44%
                                                                ====                        ====
     Ratio of interest-earning assets
      to interest-bearing liabilities                         111.44%                     113.35%
                                                              ======                      ======

     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1997 was $125,000, identical to that provided for during the same period of the prior year. The provision for the three months ended March 31, 1997 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of March 31, 1997, non-performing loans decreased $3.5 million, or 54.3%, to $2.9 million from $6.4 million for the same quarter of the prior year. Non-performing loans represent .89% of total net loans outstanding at March 31, 1997 compared to 2.86% at March 31, 1996. At March 31, 1997, the allowance for loan losses was $2.7 million, or 91.4%, of total non-performing loans compared to 52.2% at March 31, 1996.

     Non-Interest Income. Total non-interest income decreased $291,000 to $373,000 for the three months ended March 31, 1997 from $664,000 for the same period of the prior year. The prior year non-interest income includes $356,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods. The effect of this non-recurring income to earnings per share increased the prior period earnings by $0.05 per share. Excluding this non-recurring item, non-interest income increased $65,000, or 21%, for the current quarter as compared to the same quarter of the prior year. This primarily was a result of higher transaction account and returned item fees recorded during this period.

     Non-Interest Expense. Total non-interest expense increased $432,000, or 11.2%, to $4.3 million for the current quarter from $3.9 million for the same period of the prior year.

     Salaries and employee benefits expense for the three months ended March 31, 1997 increased $298,000, or 14.3%, compared to the same period a year ago. Salary and related costs increased approximately $124,000, primarily as a result of new branch openings in prior periods, increased executive and loan administrative staffing during the latter part of 1996, and increased costs of medical benefits. Other benefit expenses increased approximately $167,000, primarily related to the Company's ESOP program, employee incentive plans, and the Company's employee RRP plan adopted during the third quarter of 1996.

     Occupancy costs increased $56,000, or 10.7%, for the current quarter as compared to the same period of the prior year. This increase resulted principally from higher depreciation expense on capital improvements, furniture purchased for renovated facilities, and equipment purchased and costs related to the installation of the new operating system installed during 1996.

     Federal Deposit Insurance Premium expense decreased $205,000, or 74.0%, for the current quarter over the same period last year. This decrease resulted from the enactment into law of the Deposit Insurance Fund Act of 1996 on September 30, 1996. As a result, the Company's deposit insurance expense rate of 23 cents per $100 of deposits was reduced to 6.4 cents per $100 of deposits.

     Data processing expense increased $108,000 for the current quarter over the same quarter of the previous year. The increase reflects additional costs as the Company upgraded its operating system and all of its applications during the fourth quarter of 1996 to provide more capability for services to its customer base.

     The remaining components of non-interest expense increased $175,000, or 19.3%, from $908,000 for the three months ended March 31, 1996 to $1,083,000 for the current quarter. This increase resulted primarily from increased costs related to marketing and advertising, higher branch and mortgage related activities, and increased director related expenses.

     Income Tax Expense. The increase in income tax for the period is solely the result of the tax effect of the increase in pre-tax income recorded during the period.


         Three Month Periods Ended March 31, 1997 and December 31, 1996

     Net Income. For the three months ended March 31, 1997, net income increased $79,000, or 6.1%, to $1,384,000 from $1,305,000 for the quarter ended December 31, 1996. The increase in net income was primarily the result of higher net interest income, partially offset by a reduction in non-interest income, and an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $1.3 million, or 12.1%, to $12.5 million for the three months ended March 31, 1997 as compared to the preceding three months ended December 31, 1996. The increase in interest income resulted from an increase of $49.4 million in average interest-earning assets during the current quarter, coupled with a 27 basis point increase in average yield on interest-earning assets to 7.65% for the three month period ended March 31, 1997. Average first mortgage loans basically remained flat for the quarter, although the mix of the loan portfolio continued to change and approximately $4.9 million of new loans were recorded during the quarter at higher rates. The average balance of higher yielding commercial and multi-family mortgage and commercial business loans increased $5.7 million during this period. Along with the growth in targeted loan categories, the yields on the investment portfolio increased over the preceding quarter, as a result of mortgage-backed securities purchased in the fourth quarter of 1996 and the first quarter of 1997. Specifically, during the quarter, the Company's mortgage-backed securities portfolio increased $37.7 million to $278.7 million at March 31, 1997 from $241.0 million at December 31, 1996.

     Interest Expense. Interest expense increased $611,000, or 10.9%, to $6.2 million for the three months ended March 31, 1997 as compared to the preceding quarter. The average balance on deposits increased $3.4 million, or 0.8%, for the three months ended March 31, 1997 over the preceding three month period. The average cost of deposits of 3.90% for the current quarter was equal to that of the preceding quarter. The growth in deposits was primarily in lower yielding core deposit.

     The average balance of borrowed funds increased $48.5 million, or 49.9%, from the three months ended December 31, 1996, while the average borrowing rate decreased from 5.61% to 5.57%. The increase in borrowed funds was used to fund the growth in interest-earning assets which occurred during this quarter.

     Net Interest Income. For the three months ended March 31, 1997, net interest income increased $733,000, or 13.3%, over the preceding period. The increase resulted from interest income growing at a quicker pace during the quarter than interest expense. During the current quarter, the net interest margin grew 13 basis points to 3.78% from 3.65% during the three months ended December 31, 1996. The increase primarily resulted from the yield on interest-earning assets growing faster than the yield on interest-bearing liabilities, partially offset by slower growth in interest-earning assets as compared to interest-bearing liabilities.

     Table 2 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ended March 31, 1997 and the three months ended December, 31 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yield.

                                                  THREE MONTHS                   THREE MONTHS
                                                 ENDED MARCH 31,              ENDED DECEMBER 31,
                                           --------------------------    ----------------------------
                                                      1997                          1996
                                           ---------------------------  ----------------------------
                                           Average  Period    Average   Average   Period    Average
                                           Balance Interest Yield/Cost  Balance  Interest Yield/Cost
                                           ---------------- ----------  -------  -------- ----------
     Assets
     Interest-earning assets:
      First mortgage loans                 $280,378   $ 5,351   7.63%  $279,745  $ 5,273    7.54%
      Consumer and other loans               34,930       838   9.73     34,883      816    9.36
      Commercial business                    10,825       259   9.70      7,435      178    9.58
      Mortgage-backed securities            280,674     5,270   7.51    224,650    3,943    7.02
      Debt securities                        38,825       645   6.65     43,535      721    6.62
      Money market investments                   18        -    5.35      6,186       83    5.37
      FHLBNY stock                            7,911       124   6.27      7,768      129    6.64
                                           --------   -------          --------  -------
     Total interest-earning assets          653,561   $12,487   7.65    604,202  $11,143    7.38
     Non-interest-earning assets             19,228   =======            18,837  =======
                                           --------                    --------
          Total assets                     $672,789                    $623,039
                                           ========                    ========
     Liabilities and shareholders'
      equity:
     Interest-bearing liabilities:
      Savings accounts                     $138,737   $   986   2.88   $137,149  $   990    2.89
      NOW accounts                           47,446       328   2.80     46,038      330    2.87
      Money market accounts                  44,269       351   3.22     44,724      355    3.18
      Certificates of deposit               210,375     2,569   4.95    209,469    2,586    4.94
      Borrowed funds                        145,623     2,000   5.57     97,116    1,362    5.61
                                           --------   -------          --------  -------
     Total interest-bearing liabilities     586,450   $ 6,234   4.31    534,496  $ 5,623    4.21
                                           --------   =======          --------  =======
      Non-interest-bearing deposits          16,806                      15,926
      Other non-interest-bearing
       liabilities                            4,900                       4,949
                                           --------                    --------
     Total non-interest-bearing
      liabilities                            21,706                      20,875
                                           --------                    --------
          Total liabilities                 608,156                     555,371
     Shareholders' equity                    64,633                      67,668
                                           --------                    --------
          Total liabilities and share-
           holders' equity                 $672,789                    $623,039
                                           ========                    ========
     Net interest income                              $ 6,253                    $ 5,520
                                                      =======                    =======
     Net interest rate spread                                   3.34%                       3.17%
                                                                ====                        ====
     Net interest margin                                        3.78%                       3.65%
                                                                ====                        ====
     Ratio of interest-earning assets
      to interest-bearing liabilities                         111.44%                     113.04%
                                                              ======                      ======

     Provision for Loan Losses. No change occurred in the provision for loan losses between the three months ended March 31, 1997 and three months ended December 31, 1996. During both quarters, the provision equaled $125,000. These provisions were determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. As of March 31, 1997, non-performing loans increased $0.2 million, or 6.5%, to $2.9 million from $2.7 million at December 31, 1996. Non-performing loans represent .89% of total net loans outstanding at March 31, 1997 compared to .84% at December 31, 1996. At March 31, 1997, the allowance for loan losses was $2.7 million, or 91.4%, of total non-performing loans compared to 95.4% at December 31, 1996.

     Non-Interest Income. Total non-interest income decreased $399,000 to $373,000 for the three months ended March 31, 1997 from $772,000 for the preceding quarter. The prior quarter non-interest income includes $352,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods. The effect of this non-recurring income to earnings per share increased the prior period earnings by $0.05 per share. Excluding this non-recurring item, non-interest income decreased $47,000, or 11%, for the current quarter as compared to the same quarter of the prior year. This reduction resulted primarily from reductions in late and penalty fees.

     Non-Interest Expense. Total non-interest expense increased $329,000, or 8.3%, to $4,290,000 for the three months ended March 31, 1997 from $3,961,000 for the preceding three month period. The increase resulted primarily from higher advertising, data processing, and administrative, branch, and lending operations expense recorded during the quarter. Salaries and employee benefits also increased during the quarter as a result of normal salary increases and higher benefits costs incurred, along with increased insurance expense as a result of credit adjustments recorded during the previous quarter for increased cash surrender value on insurance policies in place. In addition, the prior quarter included a $160,000 expense reversal related to a favorable outcome of a federal tax issue.

     Liquidity and Capital Resources

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed-securities, maturities of debt securities and funds provided by operations. At March 31, 1997, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities, having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 2.1% of total assets and 3.1% of total deposits at March 31, 1997. At March 31, 1997, the Company had available to it $17.8 million under a line of credit with the FHLBNY, expiring October 31, 1997, and approximately $7.5 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $110.7 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and could be used to collateralize additional borrowings or sold to provide liquidity.

     At March 31, 1997, capital resources were sufficient to meet outstanding loan commitments of $21.5 million, commitments on unused lines of credit of $5.9 million and commercial letters of credit of $2.5 million. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1997 totaled $167.5 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the three months ended March 31, 1997, investment activities represented the primary funding need. Purchase of mortgage-backed securities exceeded maturities and principal repayments of mortgage-backed and debt securities by $38.4 million. In addition funds were used for loan disbursements, net of repayments of $2.3 million, and the repurchase of the Company's common stock of $2.8 million. The principal source of funding for these investments were increases in borrowings, net of repayments, from the FHLBNY of $43.0 million, cash provided by operating activities of $3.0 million and a net increase in deposits of $1.6 million.

     During the three months ended March 31, 1996, investments and lending activities were the principal requirements for funding. Purchases of mortgage-backed securities exceeded principal repayments and maturities of debt and equity securities by $50.9 million. Purchase and originations of loans exceeded principal collections by $27.7 million. The principal sources of funding these investments were increases in borrowings, net of repayments, from the FHLBNY of $69.6 million and increase in deposits of $6.8 million.

     At March 31, 1997, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at March 31, 1997 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.


                                The Bank            OTS Requirements
                            ---------------   -----------------------------
                                                              For Classi-
                                                                fication
                                             Minimum Capital    As Well-
                                                Adequacy      Capitalized
                                              -------------  -------------
     (Dollars in thousands)  Amount   Ratio  Amount   Ratio  Amount  Ratio
                             ------   -----  ------   -----  ------  -----

     Tangible Capital       $61,353   9.02%  $10,206  1.50%
     Tier 1 (core) Capital   61,353   9.02    27,216  4.00  $34,020    5.00%
     Risk Based Capital:
          Tier 1             61,353  23.59    10,403  4.00   15,605    6.00%
          Total             $63,871  24.56%  $20,807  8.00% $26,008   10.00%
                            =======  =====   =======  ====  =======   =====


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

               Item 3. Defaults upon Senior Securities.
                       Not applicable.

               Item 4. Submission of Matters to a Vote of Security Holders.
                       None.

               Item 5. Other Information.
                       Not applicable.

               Item 6. Exhibits and Report of Form 8-K.

               (a)     Exhibits.

                       Number       Description
                       ------       -----------
                         27         Financial Data Schedule

               (b)     Reports on Form 8-K.

                       1. The Registrant filed a current report on Form 8-K dated January 13, 1997 announcing the appointment of Michael J. Griffin as President of Statewide Savings Bank, the principal operating subsidiary of Statewide Financial Corp.

                       2. The Registrant filed a current report on Form 8-K on January 28, 1997 announcing the Registrant's fourth quarter and full year earnings for the period ending December 31, 1996.

                       3. The Registrant filed a current report on Form 8-K on February 25, 1997 announcing
                            Registrant's quarterly dividend.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STATEWIDE FINANCIAL CORP.


     Date: May 14, 1997            By:  Bernard F. Lenihan
                                        Senior Vice President and Chief
                                        Financial Officer