Form 10-Q
period 1997-06-30
STATEWIDE FINANCIAL CORP
filed 1997-08-12
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933



     For the Quarter Ended June 30, 1997          Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997: Common Stock, No Par Value:
     4,711,537 shares issued and 4,710,398 shares outstanding.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            Three Months      Six Months
                                           Ended June 30,   Ended June 30,
                                           -------------     ------------
                                           1997     1996     1997    1996
                                           ----     ----     ----    ----
     INTEREST INCOME:
     Interest and fees on loans           $ 6,514 $ 4,837 $ 12,962  $ 9,095
     Interest on mortgage-backed
       securities                           5,423   5,438   10,693   10,631
     Interest and dividends on debt
       and equity securities                  625   1,068    1,270    2,357
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY") stock      128     109      252      199
                                           ------  ------   ------   ------
        Total interest and dividend
         income                            12,690  11,452   25,177   22,282
                                           ------  ------   ------   ------
     INTEREST EXPENSE:
     Deposits                               4,219   4,156    8,453    8,406
     Borrowed funds                         2,216   1,883    4,216    3,262
                                           ------  ------   ------   ------
        Total interest expense              6,435   6,039   12,669   11,668
                                           ------  ------   ------   ------
     NET INTEREST INCOME                    6,255   5,413   12,508   10,614
     Provision for loan losses                125     125      250      250
                                           ------  ------   ------   ------
     NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                        6,130   5,288   12,258   10,364
                                           ------  ------   ------   ------
     NON-INTEREST INCOME:
     Service charges                          343     311      691      550
     Other income                              47     203       72      630
                                           ------  ------   ------   ------
        Total non-interest income             390     514      763    1,180
                                           ------  ------   ------   ------
     NON-INTEREST EXPENSE:
     Salaries and employee benefits         2,385   2,077    4,773    4,167
     Occupancy, net                           563     517    1,140    1,038
     Federal deposit insurance premiums        74     281      146      558
     Professional fees                        185     174      329      316
     Insurance premiums                        76     109      171      197
     Data processing fees                     143      88      313      150
     Foreclosed real estate expense, net        7      (5)      14       57
     Other                                    844     758    1,681    1,376
                                           ------  ------   ------   ------
        Total non-interest expense          4,277   3,999    8,567    7,859
                                           ------  ------   ------   ------
     Income before income taxes             2,243   1,803    4,454    3,685
     Income taxes                             852     649    1,679    1,326
                                           ------  ------   ------   ------
        Net income                        $ 1,391 $ 1,154 $  2,775  $ 2,359
                                          ======= ======= ========  =======
     Net income per share of common
      stock                                 $0.33   $0.24    $0.65    $0.49
                                            =====   =====    =====    =====
     Weighted average number of
      common shares outstanding      4,242,171 4,853,965 4,290,775 4,859,075
                                     ========= ========= ========= =========

     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                             June 30,  December 31,
                                               1997        1996
                                               ----        ----
                                            (UNAUDITED)
     ASSETS
     Cash and amounts due from depository
       institutions                           $  7,310    $  6,586
     Mortgage-backed securities available
       for sale                                284,769     240,974
     Debt and equity securities available
     for sale                                   30,245      40,243
     Loans receivable, net                     327,871     325,470
     Accrued interest receivable, net            4,399       4,296
     Real estate owned, net                        274         563
     Premises and equipment, net                 6,245       6,296
     FHLBNY stock, at cost                       8,265       7,768
     Excess of cost over fair value of
       net assets acquired                         121         137
     Other assets                                3,715       3,709
                                               -------     -------
          Total assets                        $673,214    $636,042
                                              ========    ========
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
     Deposits                                 $448,470    $457,056
     Borrowed funds:
       Securities sold under agreements
        to repurchase                          147,000      82,400
       FHLBNY advances                           6,900      24,800
                                               -------     -------
          Total borrowed funds                 153,900     107,200
                                               -------    --------
     Advance payments by borrowers for
       taxes and insurance                       1,987       1,853
     Accounts payable and other
       liabilities                               3,377       2,998
                                               -------    --------
          Total liabilities                    607,734     569,107
                                               -------    --------
     Shareholders' equity                       65,480      66,935
                                               -------    --------
          Total liabilities and
           shareholders' equity               $673,214    $636,042
                                              ========    ========

     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                      Six Months Ended
                                                          June 30,
                                                          ---------
                                                       1997      1996
                                                       ----      ----
     Cash flows from operating activities:
      Net income                                      $ 2,775    $ 2,359
     Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for loan losses                           250        250
      Provision for losses on real estate owned           -           18
      Depreciation and amortization                       487        325
      Net amortization of deferred premiums and
       unearned discounts                                 368      1,032
      Amortization of RRP awards and allocation
       of ESOP shares                                     589         -
      Net (gain) loss on sale of real estate owned        (13)         7
     Changes in assets and liabilities:
      Increase in accrued interest and dividends
       receivable                                        (103)      (380)
      Increase in accrued interest payable                 44        205
      Decrease (increase) in other assets                  84       (392)
      Increase in accounts payable and other
       liabilities                                        335        345
                                                      -------    -------
          Net cash provided by operating activities     4,816      3,769
                                                      -------    -------
     Cash flows from investing activities:
      Net disbursement from lending activities           (612)   (10,092)
      Purchase of loans                                (2,097)   (63,342)
      Principal repayments from mortgage-backed
       securities                                      22,756     34,604
      Purchase of mortgage-backed securities          (67,102)   (97,900)
      Proceeds from maturities of debt securities      10,000     13,000
      Purchase of FHLBNY stock                           (497)    (4,294)
      Proceeds from sale of real estate owned             339        225
      Purchases and improvements of premises and
       equipment                                         (436)      (742)
                                                      -------    -------
          Net cash used in investing activities       (37,649)  (128,541)
                                                      -------    -------
     Cash flows from financing activities:
      Net (decrease) increase in deposits              (8,586)     8,383
      Repayment of FHLBNY borrowings                 (517,650)  (100,514)
      Borrowings from FHLBNY                          564,350    215,389
      Increase in advance payments by borrowers
       for taxes and insurance                            134        696
      Cash dividends paid                                (880)        -
      Purchase of common stock                         (3,811)    (2,618)
                                                      -------    -------
          Net cash provided by financing activities    33,557    121,336
                                                      -------    -------
          Net increase (decrease)in cash and cash
          equivalents                                     724     (3,436)
     Cash and cash equivalents at beginning of
      period                                            6,586      8,203
                                                      -------    -------
     Cash and cash equivalents at end of period       $ 7,310    $ 4,767
                                                      =======    =======
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
       Income taxes                                   $ 1,175    $ 1,076
                                                      =======    =======

       Interest                                       $12,625    $11,277
                                                      =======    =======

      Transfer from loans receivable to real
       estate owned, net                              $    37    $   158
                                                      ========   =======
      Change in unrealized loss, net of income tax,
       on securities available for sale               $  (128)   $(5,301)
                                                      =======    =======



     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at June 30, 1997. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

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


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                     June 30,  December 31,
                                                       1997        1996
                                                       ----        ----
                                                    (Dollars in thousands)
      Preferred stock, no par value, 2,000,000
        shares authorized; no shares issued or
        outstanding                                   $   -       $   -
      Common Stock, no par value, 12,000,000
        shares authorized; 4,711,537 shares issued
        and 4,710,398 shares outstanding at June
        30, 1997, and 4,946,264 shares issued and
        4,911,533 shares outstanding at December
        31, 1996                                          -           -

      Additional paid in capital                        43,182     46,807
      Unallocated Employee Stock Ownership Plan
       ("ESOP") shares                                  (3,491)    (3,703)
      Unearned Recognition and Retention Plan
       ("RRP") shares                                   (2,097)    (1,872)
      Retained earnings - substantially restricted      27,692     25,797
      Treasury stock, at cost, 1,139 and 34,731
       shares at June 30, 1997 and December 31,
       1996                                                (14)      (430)
      Net unrealized gain on securities available
       for sale, net of income tax                         208        336
                                                       -------    -------
           Total shareholders' equity                  $65,480    $66,935
                                                       =======    =======


     3.  Net Income Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares outstanding. Stock options which were dilutive have been considered in computing the weighted average number of common shares outstanding, utilizing the Treasury stock method.


     4.  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 replaces Primary EPS and Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is separated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes reporting standards for operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                                   June 30, December 31,
                                                     1997       1996
                                                   -------- ------------
                                                  (Dollars in thousands)
      Loans delinquent 90 days or more:
       Non-accrual                                   $2,276     $2,334
       Accruing                                         324        404
                                                     ------     ------
      Total net loans delinquent 90 days or more     $2,600     $2,738
                                                     ======     ======
      Loans delinquent 90 days or more as a
      percentage of total net loans outstanding         .79%      .84%
                                                        ===       ===

     An analysis of the allowance for loan losses for the periods ended June 30, 1997 and 1996 were as follows:

                                           THREE MONTHS       SIX MONTHS
                                          ENDED JUNE 30,    ENDED JUNE 30,
                                          --------------    --------------

                                          1997     1996     1997     1996
                                          ----     ----     ----     ----
                                               (Dollars in thousands)
      Balance at beginning of period     $2,665    $3,331  $2,613   $3,241
      Provision charged to operations       125       125     250      250
      Charge offs, net                      (43)      (45)   (116)    (80)
                                         ------    ------  ------   ------
         Balance at end of period        $2,747    $3,411  $2,747   $3,411
                                         ======    ======  ======   ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or for the   At or for the
                                             Three Months      Six Months
                                                 Ended           Ended
                                               June 30,         June 30,
                                               ---------       ---------
                                             1997     1996    1997    1996
                                             ----     ----    ----    ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                  .82%    .70%   .82%     .74%
     Return on Average Shareholders' Equity   8.78%   6.79%  8.67%    6.74%
     Capital to Assets                        9.73%   9.90%  9.73%    9.90%
     Net Interest Rate Spread (2)             3.33%   2.92%  3.33%    2.93%
     Net Interest Margin (3)                  3.77%   3.37%  3.77%    3.40%
     Non-Interest Income to Average Assets     .23%    .31%   .23%     .37%
     Non-Interest Expense to Average Assets   2.51%   2.43%  2.53%    2.46%
     Efficiency Ratio (4)                    65.60%  70.99% 65.79%   71.32%
     Ratio of Interest-Earning Assets to
      Interest-Bearing Liabilities          111.10% 112.07%111.27%  112.69%

                                            June 30, December 31,
                                              1997       1996
                                              ----      ------
      REGULATORY CAPITAL RATIOS:
      Tangible Capital Ratio                  9.36%      9.41%
      Core Capital Ratio                      9.36%      9.41%
      Risk-Based Capital Ratio               24.62%     26.21%

      ASSET QUALITY RATIOS:
      Non-Performing Loans to Total Net
        Loans                                  .79%       .84%
      Non-Performing Loans to Total Assets     .39%       .43%
      Non-Performing Assets to Total
        Assets                                 .43%       .52%
      Allowance for Loan Losses to Non-
        performing Loans                    105.65%     95.43%
      Allowance for Loan Losses to Total
        Net Loans                              .84%       .80%

      OTHER DATA:
      Number of Deposit Accounts             54,727     53,695
      Number of Offices                          16         16

     Notes to Selected Financial Ratios

     (1)  Ratios are annualized where appropriate.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.

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

     The Company realized net income of $1,391,000, or $0.33 per share, for the quarter ended June 30, 1997, as compared to $1,154,000 or $0.24 per share, for the same quarter of the prior year. This represents an increase in net income and earnings per share of 21% and 38%, respectively, for the second quarter of 1997 as compared to the same period in 1996. Earnings for the six months ended June 30, 1997 totaled $2,775,000, or $0.65 per share, an increase of 18% and 33% respectively, as compared to net income of $2,359,000, or $0.49 per share for the six months ended June 30, 1997. Second-quarter earnings for 1997 increased slightly from 1996 first-quarter net income of $1,384,000, and earnings per share for the second quarter were 3% higher than the $0.32 earned in the prior quarter.

     The increase in net income for current quarter and six months ended June 30, 1997, as compared to comparable periods in the prior year, reflects increases in net interest income after provision for loan losses of $0.8 million and $1.9 million, respectively. These increases reflect growth in average interest-earning assets and changes in the mix within the loan portfolio, offset by increases in average deposits and borrowing levels over both the current quarter and six-month period of the prior year. Lower non-interest income and higher non-interest expense also contributed to the change in net income for the current year periods.


                               FINANCIAL CONDITION

     At June 30, 1997 total assets were $673.2 million, compared to $636.0 million at December 31, 1996, and to $677.4 million at March 31, 1997. Although period-ended balances declined $4.2 million between March 31, 1997 and June 30, 1997, the average balance of interest-earning assets increased $6.9 million, including $3.1 million from the increase in the commercial real estate and commercial business loan portfolios, and $2.7 million from the increase in the multi-family mortgage portfolio. These increases represent second quarter growth of 15.2% and 32.7% in the average balance of the respective portfolios, and are a result of continued emphasis toward origination of higher yielding non-residential loans.

     The average balance of the residential one-to-four family mortgage portfolio decreased approximately $5.2 million, or 2.0%, during this period while the average balance of mortgage-backed and debt securities increased approximately $5.0 million, or 1.6%. Principal amortization and prepayments from the residential mortgage portfolio were reinvested into mortgage-backed securities which provided better returns and durations than those available on one-to-four family residential real estate mortgages if the Company had matched the aggressive pricing within its market areas.

     Total assets increased $37.2 million, or 5.8% between December 31, 1996 and June 30, 1997. The principal component of this increase was the growth in mortgage-backed securities which increased from $241.0 million to $284.8 million, with the majority of the increase occurring during the first quarter of 1997. The Company sold securities in the third quarter of 1996 and, during 1997, reinvested the proceeds of this sale into higher yielding securities.

     Growth in assets during the six month period from December 31, 1996 was funded with increases of $46.7 million in borrowed funds as part of the Company's continued strategy to leverage its excess capital. Borrowed funds at June 30, 1997 increased $3.7 million over the preceding quarter, in part to liquidate certificates of deposits for holders who sought rates higher than the Company's alternate borrowing rate.

     Borrowed funds were $153.9 million at June 30, 1997. Of this amount, $65.9 million mature within 60 days and an additional $28.0 million, at an interest rate of 5.54%, is callable at the lender's option within 90 days, and quarterly thereafter for three years. It is the intention of the Company to keep these borrowing maturities short-term, subject to prevailing market interest rates, at least into the fourth quarter of 1997.

     Deposits totaled $448.5 million at June 30, 1997 as compared to $457.1 million at December 31, 1996, and $458.7 million at March 31, 1997. These decreases of 1.9% and 2.2% from March 31, 1997 and December 31, 1996, respectively, resulted from reductions in higher-costing certificates of deposit. Lower-costing core deposits increased $1.1 million, or $0.4% from March 31, 1997, and $4.0 million, or 1.6%, from December 31, 1996. The Company continues to increase its core deposit base by attracting new customers through product development and by cross selling products to existing customers.

     Shareholders' equity increased $2.5 million during the quarter to $65.5 million at June 30, 1997 from $63.0 million at March 31, 1997, but decreased $1.4 million from $66.9 million at December 31, 1996. The increase from the preceding quarter resulted primarily from net income of $1.4 million for the quarter and an increase of $2.2 million (net of tax) in the June 30, 1997 market value of the Company's investment portfolio over the March 31, 1997 valuation, partially offset by the repurchase of 62,227 shares of the Company's stock and declaration of a quarterly dividend. The decrease for the six-month period of 1997 resulted primarily from the repurchase of 234,727 shares of the Company's stock, and the declaration of two dividends, partially offset by net income of $2.8 million and allocations of ESOP shares and other employee benefit plans during the period.


                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDING JUNE 30, 1997 AND 1996

     Net Income. For the three months ended June 30, 1997, net income increased $237,000, or 21%, to $1,391,000 from $1,154,000 for the same period of the prior year. This increase was primarily caused by an increase in net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. Net income per share for the period increased $0.09 per share, or 38%, to $0.33 per share from $0.24 per share for the same period of the prior year reflecting: (1) common stock repurchases during the period, which reduced the weighted average number of outstanding shares used to calculate earnings per share by 12.6%, and (2) the increase in net income which includes the cost of capital to acquire such shares.


     Interest Income. Total interest and dividend income increased $1.2 million, or 10.8%, to $12.7 million for the three months ended June 30, 1997 from $11.5 million for the three months ended June 30, 1996. During the last half of 1996, the Company changed its mix of interest-earning assets by purchasing one-to-four family residential mortgages, and selling lower yielding mortgage-backed securities. In addition, the Company has focused its lending efforts, during this period on originating commercial and consumer loans. Consequently, both the average balance of, and the yield from, interest-earning assets is higher. The average balance of interest-earning assets is $18.1 million, or 2.8%, higher during the three months ended June 30, 1997 compared to the same period a year ago; and the related yield has increased between the two periods to 7.67% from 7.13%. Specifically, the yield on mortgage-backed securities was enhanced between the two periods by the sale of lower yielding securities, as noted above. In addition, during 1997 the Company purchased mortgage-backed securities with yields in excess of the average yields in place at June 30, 1996. These factors combined to increase yields on mortgage-backed securities 76 basis points to 7.47% for the current quarter compared to 6.71% for the same quarter last year.

     Interest Expense. Interest expense increased $0.4 million, or 6.6%, during the current quarter, as compared to the same quarter of the prior year. Interest expense on deposits increased $0.1 million while interest expense on borrowed funds increased $0.3 million or 17.7%. The cost of total interest-bearing deposits increased 5 basis points because of higher interest rates paid for certificates of deposit, partially offset by increased balances in lower yielding core deposits. There is significant competition for certificates of deposit within the Company's market area. Although the Company does not seek to match the most aggressive of its competitors, it does offer competitive rates which, on average, were higher this quarter than the same quarter last year. By not matching the most aggressive competitive pricing, the Company's average balance of certificates of deposit decreased $12.8 million this quarter compared to the same quarter last year. However, the Company's emphasis on core deposits has lead to an increase in these average balances of $14.4 million for the current quarter compared to the same quarter last year. This change in deposit mix occurred through cross selling efforts by the Company, attracting new customers through product development, and by not matching aggressively priced certificates of deposit rates offered by competitors.

     The average balance of borrowed funds increased $19.8 million, or 14.2% for the quarter ended June 30, 1997, as compared to the same quarter of the prior year. The increase in borrowed funds were primarily used to fund growth in first mortgage and commercial business loans. The cost of borrowed funds increased 18 basis points to 5.59% from 5.41% for the quarter ended June 30, 1996 reflecting the anticipation of the March 25, 1997 increase in the Federal Funds rate. Changes in this rate impact the Company because of the significant portion of borrowed funds whose maturities are less than ninety days.

     Net Interest Income. Net interest income increased 15.6% to $6.3 million for the quarter ended June 30, 1997, from $5.4 million during the same quarter a year ago. The increase is the result of interest income growing at a quicker pace than interest expense. During the current quarter, the net interest margin grew 40 basis points to 3.77% from 3.37% during the quarter ended June 30, 1996, primarily from asset sales during the latter half of 1996 whose proceeds were reinvested into higher yielding loans and mortgage-backed securities, partially offset by a slightly slower growth in interest-earning assets as compared to interest-bearing liabilities.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ending June 30, 1997 and 1996. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

     Table 1

                                            Three Months Ended June 30,
                                       --------------------------------------
                                          1997                     1996
                                 ----------------------    ---------------------
                                 Average  InterestAverage Average Interest Average
                                 Balance           Yield/ Balance           Yield/
                                                   Cost                     Cost
                                 -------  -------- ----   -------  --------  ----
     Assets
      Interest-earning assets:
       First mortgage loans      $279,209 $ 5,348   7.66%  $208,257  $3,995  7.67%
       Consumer and other loans    35,540     859   9.69     34,094     801  9.40
       Commercial business         13,052     307   9.43      1,770      41  9.27
       Mortgage-backed
        securities                288,294   5,423   7.47    324,367   5,438  6.71
       Debt securities             36,222     625   6.95     66,575   1,064  6.39
       Money market investments       -       -       -         317       4  5.05
       FHLBNY Stock                 8,193     128   6.25      7,007     109  6.22
                                  ------- -------           ------- -------
     Total interest-earning
      assets                      660,510  12,690   7.67%   642,382  11,452  7.13%
                                          -------   ----            ------   ----
      Non-interest-earning
       assets                      20,164                    16,364
                                  -------                   -------
          Total assets           $680,674                  $658,746
                                 ========                  ========

     Liabilities and
      shareholders' equity:
      Interest-bearing
       liabilities:
        Savings accounts         $141,147   1,018   2.89%  $129,654     920  2.84%
        NOW accounts               48,547     342   2.83     44,983     316  2.81%
        Money market accounts      44,424     350   3.16     45,103     340  3.02%
        Certificates of deposit   201,467   2,509   5.00    214,268   2,580  4.82%
        Borrowed funds            158,931   2,216   5.59    139,164   1,883  5.41%
                                  ------- -------          -------- -------
      Total interest-bearing
       liabilities                594,516   6,435   4.34%   573,172   6,039  4.21%
                                  ------- -------   ----   -------- -------  ----
      Non-interest-bearing
       deposits                    18,361                    12,774
      Other non-interest-bearing
       liabilities                  4,416                     4,813
                                  -------                  --------
      Total non-interest-bearing
       liabilities                 22,777                    17,587
                                  -------                  --------
          Total liabilities       617,293                   590,759
     Shareholders' equity          63,381                    67,987
                                                           --------
     Total liabilities and
      shareholders' equity       $680,674                  $658,746
                                 ========                  ========

     Net interest income                  $ 6,255                   $ 5,413
                                          =======                   =======

     Net interest rate spread                       3.33%                    2.92%
                                                    ====                     ====

     Net interest margin                            3.77%                    3.37%
                                                    ====                     ====
     Ratio of interest-earning
      assets to interest-bearing
      liabilities                                 111.10%                  112.07%
                                                  ======                   ======



     Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 1997 was $125,000, identical to that provided for during the same period of the prior year. The provision for the three months ended June 30, 1997 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of June 30, 1997, non-performing loans decreased $4.5 million, or 63.4%, to $2.6 million from $7.1 million for the same quarter end of the prior year. Non-performing loans represent 0.79% of total net loans outstanding at June 30, 1997, compared to 2.63% at June 30, 1996. At June 30, 1997, the allowance for loan losses was $2.7 million, or 105.7% of total non-performing loans, compared to 48.2% at June 30, 1996.

     Non-Interest Income. Total non-interest income decreased $124,000 to $390,000 for the three months ended June 30, 1997 from $514,000 for the same period of the prior year. The prior year non-interest income includes $169,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods.
     Excluding this non-recurring item, non-interest income increased $45,000, or 13%, for the current quarter, as compared to the same period of the prior year. This increase resulted primarily from higher mortgage late charges, ATM usage, along with increased fees from the sale of annuities during the second quarter of 1997.

     Non-Interest Expense. Total non-interest expense for the three months ended June 30, 1997, totaled $4.3 million, an increase of $278,000, or 7.0%, from $4.0 million recorded during the same period of the prior year.

     Salaries and employee benefits expense for the three months ended June 30, 1997 increased $308,000, or 14.8%, compared to the same period a year ago. Salary and related costs increased approximately $118,000, primarily as a result of a new branch which opened during the fourth quarter of 1996, and more commercial and institutional loan officers, and administrative staff hired during the latter part of 1996. Other benefit expenses increased approximately $190,000 primarily related to the Company's ESOP program and retirement plan and the Company's Recognition and Retention Plans for Executive Officers and Employees, adopted midway through 1996.

     Occupancy costs increased $46,000, or 8.9%, for the current quarter as compared to the same period of the prior year. This increase resulted from higher depreciation for branch facilities renovations as well as for work stations and other data processing equipment procured in conjunction with the upgrade of the Company's operating system in October 1996.

     Federal Deposit Insurance Premium expense decreased $207,000, or 73.7%, for the current quarter over the same period last year as a result of the enactment of the Deposit Insurance Funds Act of 1996 which lowered the Company's deposit insurance expense rate from 23 cents per $100 of deposits to 6.4 cents per $100 of deposits effective January 1, 1997.

     Data processing expense increased $55,000 for the current quarter over the same quarter of the previous year. The increase reflects additional costs as the Company upgraded its operating system and all of its applications during the fourth quarter of 1996, to provide more capability for services to its customers base.

     The remaining components of non-interest expense increased $76,000, or 7.3%, from $1,036,000 for the three months ended June 30, 1996 to $1,112,000 for the current quarter. This increase primarily related to the adoption of the Company's Recognition and Retention Plans for Directors, which were adopted midway through 1996. Other contributing factors were higher usage of ATM machines during the current quarter, and increased expense from loan generation activities. Partially offsetting these expenses were lower advertising and insurance costs.

     Income Tax Expense. The increase in income tax for the period is principally the result of the tax effect of the increase in pre-tax income recorded during the period.


     SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

     Net Income. For the six months ended June 30, 1997, net income increased $416,000, or 17.6%, to $2,775,000 from $2,359,000 for the same period last year due to higher net interest income, partially offset by a reduction in non-interest income, and an increase in non-interest expense. Net income per share for the period increased $0.16 per share, or 33%, to $0.65 per share from $0.49 per share for the same period of the prior year. This increase reflects: (1) common stock repurchases during the period which reduced the weighted average number of outstanding shares used to calculate earnings per share by 11.7%; and, (2) the increase in net income which includes the cost of capital to acquire such shares.

     Interest Income. Total interest and dividend income increased $2.9 million, or 13.0%, to $25.2 million for the six months ended June 30, 1997, from $22.3 million for the six months ended June 30, 1996. During the last half of 1996, the Company changed its mix of interest-earning assets by purchasing one-to-four family residential mortgages and selling lower yielding mortgage-backed securities. In addition, the Company has focused its lending efforts during this period on originating commercial and consumer loans. Consequently, both the average balance of, and the yield from, interest-earning assets is higher. The average balance of interest-earning assets is $33.6 million, or 5.4%, higher during the six months ended June 30, 1997 compared to the same period a year ago, and the related yield has increased between the two periods to 7.66% from 7.15%. Specifically, the yield on mortgage-backed securities was enhanced between the two periods by the sale of lower yielding securities, as noted above. In addition, during 1997 the Company purchased mortgage-backed securities with yields in excess of the average yields in place at June 30, 1996. These factors combined to increase yields on mortgage-backed securities 82 basis points to 7.49% for the six months ended June 30, 1997 compared to 6.67% for the same period last year.

     Interest Expense. Interest expense increased $1,001,000, or 8.6%, to $12.7 million for the six-month period of 1997 compared to the same period of the prior year. Interest expense on deposits remained flat, while interest expense on borrowed fund increased $1.0 million, or 29.3%. The cost of total interest-bearing deposits increased 1 basis point because of higher rates paid for certificates of deposit, partially offset by increased balances in lower yielding core deposits. There is significant competition for certificates of deposit within the Company's market area. Although the Company does not seek to match the most aggressive of its competitors, it does offer competitive rates, which on average were higher during the first six months of 1997 than the first six months of the prior year. By not matching the most aggressive competitive pricing, the Company's average balance of certificates of deposit decreased $11.0 million during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. However, the Company's emphasis on core deposits has lead to an increase in these average balances of core deposits of $16.4 million during the current six-month period over the same period a year ago. This change in deposit mix occurred through cross selling efforts by the Company, attracting new customers through product development, and by not matching aggressively price certificates of deposit rates offered by competitors.

     Average borrowed funds increased $31.8 million, or 26.4%, for the first six months of 1997 over the same period of 1996. The average rate paid on borrowed funds for the six month period of 1997 increased to 5.58% from 5.41% for the comparable prior year period. The increase in borrowed funds reflects the Company's continued strategy to leverage its excess capital, and this growth, along with the increase in deposits, funded the increase in assets for the period. The increase in the cost of the funds reflects the short-term interest environment during the six-month periods ending June 30, 1996 and 1997, including the anticipation of the March 25, 1997 increase in the Federal Funds rate. Changes in this rate impact the Company because of the significant portion of borrowed funds whose maturities are less than ninety days.

     Net Interest Income. For the six months ended June 30, 1997, net interest income increased $1,894,000, or 17.8,% over the comparable period last year. This increase was attributable to a 37 basis point increase in the net interest margin and a 5.4% growth in average interest-earning assets. During the six-month period ended June 30, 1997, the net interest margin was 3.77% compared to 3.40% for the six months ended June 30, 1996. The increase was primarily from asset sales during the latter half of 1996 with the proceeds reinvested into higher yielding loans and mortgage-backed securities, partially offset by slower growth in interest-earning assets as compared to interest-bearing liabilities.

     Table 2 following presents a summary of the Company's interest-earning assets and their average yields, interest-earing liabilities and their average costs and shareholders' equity for the six months ended June 30, 1997 and 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yield.

     Table 2

                                              Six Months Ended June 30,
                                       --------------------------------------
                                            1997                      1996
                                   ----------------------    ---------------------
                                 Average  Interest Average  Average InterestAverage
                                 Balance            Yield/  Balance          Yield/
                                                    Cost                     Cost
                                  -------  -------  ----    ------- --------  ----
     Assets
      Interest-earning assets:
       First mortgage loans       $279,790  $10,699  7.65% $192,183 $ 7,498   7.80
       Consumer and other loans     35,237    1,697  9.71    32,464   1,543   9.51
       Commercial business          11,945      566  9.56     1,232      54   8.77
       Mortgage-backed securities  284,505   10,693  7.49   318,638  10,631   6.67
       Debt securities              37,516    1,270  6.79    71,683   2,330   6.50
       Money market investments          9      -    5.35       981      27   5.50
       FHLBNY stock                  8,053      252  6.26     6,301     199   6.32
                                  --------  -------        --------  ------
     Total interest-earning
      assets                       657,055   25,177  7.66%  623,482  22,282   7.15%
                                            -------  ----           -------   ----
     Non-interest-earning assets    19,698                   16,172
                                  --------                 --------
          Total assets            $676,753                 $639,654
                                  ========                 ========

     Liabilities and
      shareholders' equity:
     Interest-bearing
     liabilities:
       Savings accounts           $139,949    2,004  2.89% $126,509   1,743   2.76%
       NOW accounts                 48,000      670  2.81    44,745     625   2.79
       Money market accounts        44,347      701  3.19    44,639     668   2.99
       Certificates of deposits    205,896    5,078  4.97   216,900   5,370   4.95
       Borrowed funds              152,313    4,216  5.58   120,486   3,262   5.41
                                  --------  -------        -------- -------
     Total Interest-bearing
      liabilities                  590,505   12,669  4.33%  553,279  11,668   4.22%
                                  --------  -------  ----  -------- -------   ----
      Non-interest-bearing
       deposits                     17,588                   11,653
      Other Non-interest-bearing
       liabilities                   4,656                    4,759
                                  --------                 --------
      Total Non-interest-earning
       liabilities                  22,244                   16,412
                                  --------                 --------
          Total liabilities        612,749                  569,691
     Shareholders' equity           64,004                   69,963
                                  --------                 --------
          Total liabilities and
           shareholders' equity   $676,753                 $639,654
                                  ========                 ========

     Net interest income                    $12,508                 $10,614
                                            =======                 =======



     Net interest rate spread                        3.33%                    2.93%
                                                     ====                     ====

     Net interest margin                             3.77%                    3.40%
                                                     ====                     ====
     Ratio of interest-earning
      asset to interest-bearing
      liabilities                                  111.27%                  112.69%
                                                   ======                   ======

     Provision for Loan Losses. No change occurred in the provision for loan losses between the six months ended June 30, 1997 and the six months ended June 30, 1996. During both periods $250,000 was provided. The provision for loan losses for the six month periods was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At June 30, 1997, the allowance for loan losses was $2.7 million, or 105.7%, of total non-performing loans compared to 48.2% at June 30, 1996.

     Non-Interest Income. Total non-interest income decreased $417,000 to $763,000 for the six months ended June 30, 1997 from $1,180,000 for the same period of the prior year. The prior year non-interest income includes $525,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods.
     Excluding this non-recurring item, non-interest income increased $108,000, or 17%, for the current six months, as compared to the same period of the prior year. This increase resulted primarily from higher mortgage late charges and ATM usage, along with increased fees from the sale of annuities during the second quarter of 1997.

     Non-Interest Expense. Total non-interest expense for the six months ended June 30, 1997, totaled $8.6 million, an increase of $708,000, or 9.0%, from $7.9 million recorded during the same period of the prior year.

     Salaries and employee benefits expense for the six months ended June 30, 1997 increased $606,000, or 14.5%, compared to the same period a year ago. Salary and related costs increased approximately $208,000, primarily as a result of costs related to two new branches opened during 1996, whereas there is limited or no expense for these new offices in the prior year period. In addition, the current-year period fully reflects staffing costs for commercial and institutional loan officers and support hired during the fourth quarter of 1996. Other benefit expenses increased approximately $398,000 primarily related to the Company's ESOP program and retirement plan, and the Company's Recognition and Retention Plans for Executive Officers and Employees adopted midway through 1996.

     Occupancy costs increased $102,000, or 9.8%, for the six months ended June 30, 1997 over the same period last year. This increase resulted from higher depreciation for branch facilities renovations as well as for work stations and other data processing equipment procured in conjunction with the upgrade of the Company's operating system in October 1996.

     Federal Deposit Insurance Premium expense decreased $412,000, or 73.8%, for the six month period ended June 30, 1997 over the same period last year as a result of the enactment of the Deposit Insurance Funds Act of 1996 which lowered the Company's deposit insurance expense rate of 23 cents per $100 of deposits to 6.4 cents per $100 of deposits effective January 1, 1997.

     Data processing expense increased $163,000 for the six month period ended June 30, 1997 as compared to the same period of the prior year. The increase reflects additional costs as the Company upgraded its operating system and all of its applications during the fourth quarter of 1996.

     The remaining components of non-interest expense increased $249,000, or 12.9%, from $1,946,000 for the six months ended June 30, 1996 to $2,195,000 for six months ended June 30, 1997. This increase primarily related to the adoption of the Company's Recognition and Retention Plans for Directors which were adopted midway through 1996. Other contributing factors were higher usage of ATM machines during the current six-month period, and increased expense from loan generation activities. Partially offsetting these expense increases were lower advertising, insurance costs and real estate owned expenses.

     Income Tax Expense. The increase in income tax for the period is principally the result of the tax effect of the increase in pre-tax income recorded during the period.

     THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND MARCH 31, 1997

     Net Income. For the three months ended June 30, 1997, net income increased slightly to $1,391,000 from $1,384,000 for the quarter ended March 31, 1997. Net income per share for the period increased $0.01 per share, or 3%, to $0.33 per share from $0.32 per share for the preceding quarter reflecting: (1) common stock repurchases during the period which reduced the weighted average number of outstanding shares used to calculate earnings per share by 2.3%; and, (2) the increase in net income, which includes the cost of capital to acquire such shares.

     Interest Income. Total interest and dividend income increased $203,000, or 1.6%, to $12.7 million for the three months ended June 30, 1997, as compared to the preceding three months ended March 31, 1997. The increase in interest income resulted from the Company's continued emphasis toward origination of higher yielding non-residential loans, which caused an increase of $6.9 million in average interest-earning assets during the current quarter, coupled with a 2 basis point increase in average yield on interest-earning assets to 7.67% for the three-month period ended June 30, 1997. Average higher yielding commercial real estate and commercial business loans increased $3.1 million and average multi-family mortgage loans increased $2.7 million during the quarter over the preceding quarter. These increases represent second quarter growth of 15.2% and 32.7% in the average balance of these portfolios, respectively. Other activities in interest-earning assets included a decrease in the average balance of one-to-four family residential mortgages of $5.2 million, or 1.6%, due to principal amortization and prepayments, the proceeds of which were reinvested into mortgage-backed securities, which increased approximately $5.0 million, or 1.6%. During this period, investments in mortgage-backed securities provided better returns and durations than those which were available from one-to-four family residential real estate mortgages if the Company had matched the aggressive pricing within its market.

     Interest Expense. Interest expense increased $201,000, or 3.2%, to $6.4 million for the three months ended June 30, 1997, as compared to the preceding quarter. Average deposit balances decreased $5.2 million, or 1.2%, for the three months ended June 30, 1997 as compared to the preceding three month period. This change resulted from a decrease in average certificates of deposit of $8.9 million, partially replaced with lower yielding core deposits of $3.7 million. The average cost of deposits decreased 1 basis point to 3.89% for the current quarter as compared to 3.90% for the prior quarter.

     The average balance in borrowed funds increased $13.3 million, or 9.1%, from the three months ended March 31, 1997. The average rate paid on borrowed funds increased 2 basis points to 5.59% for the current quarter, as compared to 5.57% for the preceding quarter. The increase in borrowed funds was used in part to liquidate certificates of deposits for holders who sought rates higher than the Company's alternate borrowing rate and to support increased asset growth.

     Net Interest Income. For the three months ended June 30, 1997, net interest income remained flat as compared to the preceding period, while the net interest margin decreased 1 basis point to 3.77% for the quarter ended June 30, 1997. The slight decrease in the net interest margin primarily resulted from the yield on interest-earning assets growing slower than the cost of interest-bearing liabilities, coupled with a slightly slower growth in interest-earning assets as compared to interest-bearing liabilities. The additional growth in interest-bearing liabilities occurred in part from costs to fund the Company's stock repurchases, offset by a higher average balance of non-interest-bearing deposits during the second quarter.

     Table 3 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ended June 30, 1997 and the three months ended March 31, 1997. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yield.

     Table 3

                                     Three Months Ended        Three Months Ended
                                       June 30, 1997             March 31, 1997
                                     ------------------        ------------------
                                 Average  Interest Average  Average InterestAverage
                                 Balance            Yield/  Balance          Yield/
                                                    Cost                     Cost
                                  -------  -------  ----    ------- --------  ----
     Assets
     Interest-earning assets:
      First mortgage loans        $279,209 $ 5,348   7.66% $280,378  $ 5,351   7.63%
      Consumer and other loans      35,540     859   9.69    34,930      838   9.73
      Commercial business           13,052     307   9.43    10,825      259   9.70
      Mortgage-backed securities   288,294   5,423   7.47   280,674    5,270   7.51
      Debt securities               36,222     625   6.95    38,825      645   6.65
      Money market investments         -       -       -         18       -    5.35
      FHLBNY stock                   8,193     128   6.25     7,911      124   6.27
                                  -------- -------         --------  -------
     Total interest-earning
      assets                       660,510  12,690   7.67%  653,561   12,487   7.65%
     Non-interest-earning assets    20,164 -------   ----    19,228  -------   ----
                                  --------                 --------
          Total assets            $680,674                 $672,789
                                  ========                 ========
     Liabilities and
      shareholders' equity:
     Interest-bearing
     liabilities:

       Savings accounts           $141,147   1,018   2.89% $138,737      986   2.88
       NOW accounts                 48,547     342   2.83    47,446      328   2.80
       Money market accounts        44,424     350   3.16    44,269      351   3.22
       Certificates of deposit     201,467   2,509   5.00   210,375    2,569   4.95
       Borrowed funds              158,931   2,216   5.59   145,623    2,000   5.57
                                  -------- -------         --------  -------
     Total interest-bearing
      liabilities                  594,516   6,435   4.34%  586,450    6,234   4.31
                                  -------- -------   ----  --------  -------
      Non-interest-bearing
       deposits                     18,361                   16,806
      Other non-interest-bearing
       liabilities                   4,416                    4,900
                                  --------                 --------
     Total non-interest-bearing
       liabilities                  22,777                   21,706
                                  --------                 --------
          Total liabilities        617,293                  608,156
     Shareholders' equity           63,381                   64,633
                                  --------                 --------
          Total liabilities and
           shareholders' equity   $680,674                 $672,789
                                  ========                 ========

     Net interest income                   $ 6,255                   $ 6,253
                                           =======                   =======
     Net interest rate spread                        3.33%                     3.34%
                                                     ====                      ====

     Net interest margin                             3.77%                     3.78%
                                                     ====                      ====
     Ratio of interest-earning
      assets to interest-bearing
      liabilities                                  111.10%                   111.44%
                                                   ======                    ======

     Provision for Loan Losses. No change occurred in the provision for loan losses between the three months ended June 30, 1997 and three months ended March, 1997. During both quarters the provision equaled $125,000. These provisions were determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. As of June 30, 1997, non-performing loans decreased $317,000, or 10.9%, to $2.6 million from $2.9 million at March 31, 1997. Non-performing loans represent 0.79% of total net loans outstanding, at June 30, 1997, compared to 0.89% at March 31, 1997. At June 30, 1997, the allowance for loan losses was $2.7 million, or 105.7%, of total non-performing loans compared to 91.4% at March 31, 1997.

     Non-Interest Income. Total non-interest income increased slightly to $390,000 for the three months ended June 30, 1997 from $373,000 for the preceding quarter. The current and prior quarter's non-interest income include no unusual items as was recorded in prior year periods. The increase for the second quarter over the previous quarter resulted primarily from higher fees on the sale of annuities.

     Non-Interest Expense. Non-interest expense totaled $4,277,000 for the three months ended June 30, 1997, compared to $4,290,000 for the three months ended March 31, 1997. The decrease resulted primarily from lower occupancy, data processing, insurance and advertising expenses incurred during the current period. Offsetting these reductions were increased costs related to furniture, fixture, and equipment depreciation, professional fees, and loan and deposit operations activities.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the Federal Home Bank of New York and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed-securities, maturities of debt securities and funds provided by operations. At June 30, 1997, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities), which represent 1.2% of total assets and 1.9% of total deposits at June 30, 1997. At June 30, 1997 the Company had available to it $27.2 million under a line of credit with the FHLBNY, expiring October 31, 1997 and, approximately $8.9 million of excess collateral pledged with the FHLBNY. In addition the Company has approximately $122.3 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and could be used to collateralize additional borrowing or sold to provide liquidity.

     At June 30, 1997, capital resources were sufficient to meet outstanding loan commitments of $29.5 million, commitments on unused lines of credit of $5.1 million and commercial letters of credit of $2.0 million. Certificates of deposit which are scheduled to mature in one year or less from June 30, 1997 totaled $156.3 million.
     Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, the Company's prior experience indicates that a significant portion of such deposits should remain with the Company.

     During the six months ended June 30, 1997, investment and lending activities represented the primary funding need. Purchase of mortgage-backed securities exceeded maturities and principal repayments of mortgage-backed and debt securities by $34.3 million. In addition, $2.7 million was used for loan disbursements, net of repayments, $8.6 million was required for net deposit withdrawals and $3.8 million was used to repurchase common stock of the Company. The principal source of funding these activities were increases in borrowing, net of repayments, from the FHLBNY of $46.7 million and cash provided by operating activities of $4.8 million.

     During the six months ended June 30, 1996, investments and lending activities were the principal requirements for funding. Purchases of mortgage-backed securities exceeded principal repayments and maturities of debt and equity securities by $50.3 million. Purchase and originations of loans exceeded principal collections by $73.4 million. The principal sources of funding these investments were increases in borrowing, net of repayments, from the FHLBNY of $114.9 million, and increase in deposits of $8.4 million.

     At June 30, 1997, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at June 30, 1997 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well capitalized institution.


                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount  Ratio   Amount  Ratio   Amount    Ratio
                            ------  -----   ------  -----   ------    -----

      Tangible Capital     $62,936   9.36% $10,090  1.50%
      Tier 1 (core)Capital $62,936   9.36% $26,905  4.00%  $33,632    5.00%
      Risk Based Capital:
           Tier 1          $62,936  23.67% $10,636  4.00%  $15,953    6.00%
           Total           $65,467  24.62% $21,271  8.00%  $26,589   10.00%

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

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               The Company held its Annual Meeting of Shareholders during the quarter ended June 30, 1997. The following is the information required by this item:

               (a) The Annual Meeting of Shareholders was held on Wednesday, May 7, 1997.

               (b) Directors Maria F. Ramirez and Stephen R. Tilton were elected to new terms on the Board of Directors expiring in 2000. The term of office of each of the following directors continues beyond the annual meeting: Victor
                    M. Richel, Walter G. Scott, Thomas Sharkey, Sr. and Thomas V. Whelan.

               (c) The following matters were voted upon at the annual meeting:

                    Proposal I - The election of Maria F. Ramirez and Stephen R. Tilton each to three year terms on the Board of Directors.

                           Name           Votes      Votes
                                         In Favor   Against
                           ----          --------   -------
                    Maria F. Ramirez    3,652,612   44,635
                    Stephen R. Tilton   3,652,612   44,635


                    Proposal II - Approval of amendments to the Statewide Financial Corp. 1996 Incentive Stock Option Plan:

                        Votes        Votes                      Broker
                      In Favor      Against    Abstentions     Non-Votes
                      --------      -------    -----------     ---------
                      3,548,478     137,828       10,941           0


                    Proposal III - Approval of amendments to the Statewide Financial Corp. 1996 Stock Option Plan for Outside
                    Directors:

                        Votes        Votes                      Broker
                       In Favor      Against   Abstentions    Non-Votes
                       --------     -------    -----------    ---------
                      3,485,206     178,073       17,568       16,600

                    Proposal IV - Approval of amendments to the Statewide Financial Corp. Recognition and Retention Plan for Executive Officers and Employees:


                        Votes       Votes                      Broker
                      In Favor     Against     Abstentions    Non-Votes
                      --------     -------     -----------    ---------
                      3,491,187    174,978        13,682       16,400


                    Proposal V - Approval of amendments to the Statewide Financial Corp. Recognition and Retention Plan for Outside Directors:

                        Votes       Votes                       Broker
                      In Favor     Against     Abstentions    Non-Votes
                      --------     -------     -----------    ---------
                      3,500,953    180,103       18,823          368


     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated April 28, 1997 announcing the Registrant's earnings for the first quarter ended March 31, 1997.

                    2.) The Registrant filed a Current Report on Form 8-K dated May 30, 1997 announcing the Registrant's quarterly dividend.

                    3.) The Registrant filed a Current Report on Form 8-K dated June 9, 1997 announcing Office of Thrift Supervision approval for repurchase of up to 5% of Registrant's outstanding shares.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STATEWIDE FINANCIAL CORP.


     Date:     August 12, 1997     By:  Bernard F. Lenihan
                                        BERNARD F. LENIHAN
                                        Senior Vice President and Chief
                                        Financial Officer