Form 10-Q
period 1997-09-30
STATEWIDE FINANCIAL CORP
filed 1997-11-13
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For the Quarter Ended September 30, 1997      Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997: Common Stock, No Par Value:
     4,518,767 shares issued and 4,509,164 shares outstanding.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        Three Months      Nine Months
                                           Ended             Ended
                                        September 30,    September 30,
                                       -------------     -------------
                                        1997     1996     1997    1996
                                        ----     ----     ----    ----
     INTEREST INCOME:
     Interest and fees on loans       $ 6,473  $ 5,844  $19,435  $14,939
     Interest on mortgage-backed
       securities                       5,451    4,803   16,144   15,434
     Interest and dividends on
       debt and equity securities         494    1,067    1,764    3,424
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY")
       stock                              151      139      403      338
                                      -------  -------  -------  -------
        Total interest and dividend
         income                        12,569   11,853   37,746   34,135
                                      -------  -------  -------  -------
     INTEREST EXPENSE:
     Deposits                           4,086    4,160   12,539   12,566
     Borrowed funds                     2,361    2,205    6,577    5,467
                                      -------  -------  -------  -------
        Total interest expense          6,447    6,365   19,116   18,033
                                      -------  -------  -------  -------
     NET INTEREST INCOME                6,122    5,488   18,630   16,102
     Provision for loan losses            125      125      375      375
                                      -------  -------  -------  -------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES          5,997    5,363   18,255   15,727
                                      -------  -------  -------  -------
     NON-INTEREST INCOME:
     Service charges                      368      319    1,059      869
     Net loss on securities                -    (1,095)      -    (1,095)
     Other income                          33      113      105      743
                                      -------  -------  -------  -------
        Total non-interest income
         (loss)                           401     (663)   1,164      517
                                      -------  -------  -------  -------
     NON-INTEREST EXPENSE:
     Salaries and employee benefits     2,306    2,043    7,079    6,210
     Occupancy, net                       577      505    1,717    1,543
     Federal deposit insurance
       premiums                            71      253      217      811
     SAIF Assessment                       -     2,651       -     2,651
     Professional fees                    135      190      464      506
     Insurance premiums                    76       79      247      276
     Data processing fees                 131       92      444      242
     Foreclosed real estate expense,
       net                                 11       17       25       74
     Other                                866      793    2,547    2,169
                                      -------  -------  -------  -------
        Total non-interest expense      4,173    6,623   12,740   14,482
                                      -------  -------  -------  -------
     Income (loss) before income
       taxes                            2,225   (1,923)   6,679    1,762
     Income tax expense (benefit)         843   (1,431)   2,522     (105)
                                      -------  -------  -------  -------
        Net income (loss)             $ 1,382   $ (492) $ 4,157  $ 1,867
                                      =======  =======  =======  =======
     Net income (loss) per share of
       common stock                   $  0.33   $(0.11) $  0.98  $  0.39
                                      =======  =======  =======  =======

     Weighted average number of
       common stock outstanding    4,170,202  4,648,450 4,251,976 4,788,980
                                   =========  ========= ========= =========

     See accompanying notes to consolidated financial statements.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                              September 30, December 31,
                                                  1997          1996
                                             -------------  -----------
                                               (UNAUDITED)
         ASSETS
         Cash and amounts due from depository
           institutions                          $  6,077    $  6,586
         Mortgage-backed securities available
           for sale                               316,412     240,974
         Debt and equity securities available
           for sale                                26,956      40,243
         Loans receivable, net                    329,059     325,470
         Accrued interest receivable, net           4,559       4,296
         Real estate owned, net                       236         563
         Premises and equipment, net                6,092       6,296
         FHLBNY stock, at cost                      9,901       7,768
         Excess of cost over fair value of net
           assets acquired                            112         137
         Other assets                               3,708       3,709
                                                 --------    --------
          Total assets                           $703,112    $636,042
                                                 ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Liabilities:
          Deposits                               $442,456    $457,056
         Borrowed funds:
          Securities sold under agreement to
           repurchase                             187,000      82,400
          FHLBNY advances                           1,050      24,800
                                                 --------    --------
          Total borrowed funds                    188,050     107,200
                                                 --------    --------
          Advance payments by borrowers for
            taxes and insurance                     1,859       1,853
          Accounts payable and other liabilities    4,935       2,998
                                                 --------    --------
          Total liabilities                       637,300     569,107
                                                 --------    --------
         Shareholders' Equity                      65,812      66,935
                                                 --------    --------
          Total liabilities and shareholders'
          equity                                 $703,112    $636,042
                                                 ========    ========

     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                       1997       1996
                                                       ----       ----
     Cash flows from operating activities:
      Net income                                    $  4,157   $  1,867
      Adjustments to reconcile net income to net
       cash provided by operating activities:
        Provision for loan losses                        375        375
        Provision for losses on real estate owned         -          19
        Depreciation and amortization                    743        440
        Net amortization of deferred premiums and
         unearned discounts                              694      1,545
        Securities losses                                 -       1,095
        Amortization of RRP awards and allocation
         of ESOP shares                                  914        650
       Net (gain) loss on sale of real estate owned      (12)         9
       Changes in assets and liabilities:
          Increase in accrued interest
           and dividends receivable                     (263)       (28)
          Increase in accrued interest payable           320        245
          Increase in other assets                      (546)    (2,391)
          Increase in accounts payable and other
           liabilities                                 1,708      2,258
                                                    --------   --------
               Net cash provided by operating
                activities                             8,090      6,084
                                                    --------   --------
     Cash flows from investing activities:
      Net disbursement from lending activities        (1,385)   (14,156)
      Purchase of loans                               (2,738)  (106,333)
      Principal repayments from mortgage backed
       securities                                     36,671     45,745
      Purchase of mortgage-backed securities        (111,189)   (97,900)
      Purchase of debt and equity securities          (5,611)         0
      Proceeds from maturities of debt securities     19,000     14,000
      Proceeds from the sale of mortgage-backed
       securities                                         -      54,150
      Purchase of FHLBNY stock                        (2,133)    (4,141)
      Proceeds from sale of real estate owned            376        292
      Purchases and improvements of premises and
       equipment                                        (539)    (1,486)
                                                    --------   --------
               Net cash used in investing
                activities                           (67,548)  (109,829)
                                                    --------   --------
     Cash flows from financing activities:
      Net (decrease) increase in deposits            (14,600)     4,332
      Repayment of FHLBNY borrowings                (639,450)  (541,694)
      Borrowings from FHLBNY                         720,300    643,789
      Increase in advance payments by borrowers
       for taxes and insurance                             6      1,046
      Cash dividends paid                             (1,349)      (457)
      Purchase of common stock                        (5,958)    (5,755)
                                                    --------   --------
               Net cash provided by financing
                activities                            58,949    101,261
                                                    --------   --------
               Net decrease in cash and cash
                equivalents                             (509)    (2,484)
     Cash and cash equivalents at beginning of
      period                                           6,586      8,203
                                                    --------   --------
     Cash and cash equivalents at end of period     $  6,077   $  5,719
                                                    ========   ========
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
        Income taxes                                $  1,950   $  1,766
                                                    ========   ========

        Interest                                    $ 18,796   $ 17,788
                                                    ========   ========
        Transfer from loans receivable to real
        estate owned, net                           $     37   $    422
                                                    ========   ========
        Change in unrealized loss, net of income
        tax, on securities available for sale       $  1,021   $ (3,262)
                                                    ========   ========



     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at September 30, 1997. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1996.


     2.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                               September 30, December 31,
                                                   1997         1996
                                              -------------  ----------
                                                 (Dollars in thousands)
      Preferred stock, no par value, 2,000,000
        shares authorized; no shares issued or
        outstanding                                $    -      $   -
      Common Stock, no par value 12,000,000
        shares authorized; 4,600,537 shares
        issued and 4,590,934 shares outstanding
        at September 30, 1997 and 4,946,264
        shares issued and 4,911,533 shares
        outstanding at December 31, 1996                -          -
      Additional paid in capital                    41,230      46,807
      Unallocated Employee Stock Ownership Plan
        shares                                      (3,386)     (3,703)
      Unearned Recognition and Retention Plan
        shares                                      (1,875)     (1,872)
      Retained earnings - substantially
        restricted                                  28,605      25,797
      Treasury stock, at cost, 9,603 and 34,731
        shares at September 30, 1997 and
        December 31, 1996                             (119)       (430)
      Net unrealized gain on securities
       available for sale, net of income tax         1,357         336
                                                   -------     -------
         Total shareholders' equity                $65,812     $66,935
                                                   =======     =======


     3. Net Income (Loss) Per Share

     Net income per share is computed by dividing net income by the weighted average number of shares outstanding. Stock options which were dilutive have been considered in computing the weighted average number of common shares outstanding, utilizing the Treasury stock method.


     4.  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS 128 replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. SFAS 128 also requires dual presentation of Basic and Diluted EPS on the face of the income statement for entities with complex capital structures and a reconciliation of the information utilized to calculate Basic EPS to that used to calculate Diluted EPS.

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


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                               September 30, December 31,
                                                    1997         1996
                                               -------------  -----------
                                                (Dollars in thousands)
      Loans delinquent 90 days or more:
        Non-accrual                                 $2,110      $2,334
        Accruing                                       333         404
                                                    ------      ------
      Total net loans delinquent 90 days or more    $2,443      $2,738
                                                    ======      ======
      Loans delinquent 90 days or more as a
      percentage of total net loans outstanding        .74%       .84%
                                                       ===        ===

     An analysis of the allowance for loan losses for the periods ended September 30, 1997 and 1996 follows:

                                           THREE MONTHS     NINE MONTHS
                                              ENDED            ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,
                                          -------------    -------------

                                           1997    1996     1997     1996
                                           ----    ----     ----    -----
                                               (Dollars in thousands)
      Balance at beginning of period     $2,747   $3,411   $2,613  $3,241
      Provision charged to operations       125      125      375     375
      Charge offs, net                      (85)     (49)    (201)   (129)
                                         ------    ------  ------   ------
         Balance at end of period        $2,787    $3,487  $2,787   $3,487
                                         ======    ======  ======   ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or for the   At or for the
                                             Three Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                             -------------   -------------
                                             1997     1996    1997     1996
                                             ----     ----    ----     ----
     SELECTED FINANCIAL RATIOS (1):
     Return on Average Assets                 .81%   (.29)%    .82%    .38%
     Return on Average Equity                8.62%  (3.07)%   8.65%   3.66%
     Capital to Assets                       9.36%    9.87%   9.36%   9.87%
     Net Interest Rate Spread (2)            3.27%    2.93%   3.31%   2.93%
     Net Interest Margin (3)                 3.73%    3.35%   3.76%   3.39%
     Non-Interest Income to Average Assets .23% .26% .23% .33% Non-Interest Expense to Average
      Assets, Exclusive of SAIF Assessment 2.44% 2.36% 2.50% 2.42% Efficiency Ratio, Exclusive of SAIF
      Assessment (4)                        65.22%   69.02%  65.61%  70.53%
     Ratio of Interest-earning Assets to
      Interest-bearing Liabilities         112.03%  110.98% 111.53% 112.09%


                                          September 30, December 31,
                                               1997         1996
                                           ------------ ------------
     REGULATORY CAPITAL RATIOS:
      Tangible Capital Ratio                  8.37%         9.41%
      Core Capital Ratio                      8.37%         9.41%
      Total Risk-based Capital Ratio         22.15%        26.21%

      ASSET QUALITY RATIOS:
      Non-performing Loans to Total Net
        Loans                                  .74%          .84%
      Non-performing Loans to Total Assets     .35%          .43%
      Non-performing Assets to Total
      Assets                                   .38%          .52%
      Allowance for Loan Losses to Non-
        performing Loans                    114.08%        95.43%
      Allowance for Loan Losses to Total
        Net Loans                              .85%          .80%

      OTHER DATA:
      Number of Deposit Accounts             54,667        53,695
      Number of Offices                          16            16

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

     The Company realized net income of $1,382,000, or $0.33 per share, for the quarter ended September 30, 1997 as compared to $1,205,000, or $0.26, per share for the same quarter of the prior year, as adjusted for a one-time charge, and compared to $1,391,000, or $0.33 per share, for the second quarter of 1997. Earnings for the third quarter of 1996 were affected by a one-time industry-wide assessment on thrift institutions to recapitalize the Savings Association Insurance Fund ("SAIF"). The impact of this charge has been added back to the prior year results in order to normalize these comparisons.

     Earnings for the nine months ended September 30, 1997 was $4,157,000, or $0.98 per share, compared to net income of $3,564,000, or $0.74 per share, for the nine months ended September 30, 1996 excluding the SAIF assessment. Inclusive of the one-time SAIF assessment, the Company reported a net loss of $492,000, or $0.11 per share, and net income of $1,867,000, or $0.39 per share, for the three and nine months ended September 30, 1996, respectively.

     The increase in net income for the current quarter and nine months ended September 30, 1997 as compared to comparable periods in the prior year, reflects increases in net interest income after provision for loan losses of $0.6 million and $2.5 million, respectively. These increases reflect growth in average loans and investment securities, and higher yields on investment securities, partially offset by an increase in borrowing costs due to a combination of increased borrowing levels and slightly higher rates. Lower non-interest income and increased non-interest expense, exclusive of the SAIF assessment, partially offset the increases in net interest income during the current year periods. In addition, the prior year's periods included a net loss on sales of securities and an offsetting gain from the reversal of an expired tax liability. Neither of these items recurred during the 1997 periods.


                               FINANCIAL CONDITION

     At September 30, 1997 total assets were $703.1 million, compared to $636.0 million at December 31, 1996, and to $673.2 million at June 30, 1997. The period-end balances increased $29.9 million between June 30, 1997 and September 30, 1997, principally due to investment security purchases late in the current quarter. The average balance of interest-earning assets grew $3.5 million during this period, including $3.0 million, or 12.8%, in the commercial mortgage and business loan portfolios; $1.9 million, or 212.9%, in the construction loan portfolio; $1.3 million, or 3.6%, in the consumer loan portfolio; and $1.9 million, or 0.6%, in the mortgage-backed securities and debt investment portfolios. Partially offsetting this increase was a decrease of $5.0 million, or 1.9%, in the average balance of the residential one-to-four family mortgage portfolio, due to principal amortization and prepayments resulting from the continued low interest rate environment.

     Total assets increased $67.1 million, or 10.5%, between December 31, 1996 and September 30, 1997. This increase was primarily attributable to growth in the investment portfolio, despite higher prepayments on investment securities, as the Company invested in securities which provided better returns and durations then those that would have been provided by originating one-to-four family residential real estate mortgages in this tightened interest rate environment. During the nine-month period, and also to a greater extent during the third quarter ending September 30, 1997, the lower interest rate environment caused higher prepayments in the residential mortgage, and other loan categories, which slowed growth in the loan portfolio.

     Growth in assets for the three and nine-month periods ended September 30, 1997 were funded with increases of $34.2 million and $80.9 million, respectively, in borrowed funds, in line with the Company's strategy to leverage its excess capital. In addition, during the three and nine-month periods, lower cost borrowed funds were used to fund the liquidation of higher rate certificates of deposit in accordance with management's strategy of not matching the most aggressive rates offered on deposit accounts unless a customer's other relationships with the Company justify the higher rate.

     Borrowed funds were $188.1 million at September 30, 1997. Of this amount, $42.1 million mature within 30 days, and an additional $28.0 million, at an interest rate of 5.54%, is callable at the lender's option within 90 days, and quarterly thereafter for three years. During the third quarter, the Company borrowed $58.0 million for a term of five years, callable at the lender's option after one year, and quarterly thereafter, at an average interest rate of 5.43%.

     Deposits totaled $442.5 million at September 30, 1997 as compared to $448.5 million at June 30, 1997 and $457.1 million at December 31, 1996. These reductions of 1.3% and 3.2% from June 30, 1997 and December 31, 1996, respectively, resulted from decreases in higher-costing certificates of deposits, consistent with management's strategy of not matching the most aggressive rates for these deposits. Lower-costing core deposits increased $2.5 million, or 1.0%, from June 30, 1997, and $6.5 million, or 2.6%, from December 31, 1996. Core deposits continue to grow as marketing efforts and new customer relationships develop.

     Shareholders' equity increased $0.3 million during the quarter to $65.8 million at September 30, 1997, from $65.5 Million at June 30, 1997, but decreased $1.1 million from $66.9 million at December 31, 1996. The increase from the preceding quarter resulted primarily from current quarter net income of $1.4 million and an increase of $1.1 million (net of tax) in the September 30, 1997 market value of the Company's investment portfolio over the June 30, 1997 valuation, partially offset by the repurchase and retirement of 111,000 shares of the Company's common stock and the payment of a quarterly dividend. The decrease from December 31, 1996 resulted primarily from the repurchase and retirement of 345,727 shares of the Company's common stock, and the payment of three quarterly dividends, partially offset by net income of $4.2 million, an increase of $1.0 million (net of tax) in the market value of the Company's investment portfolio over the December 31, 1996 valuation and allocation of ESOP shares and other employee benefit plans during the period.



                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Income. For the three months ended September 30, 1997, net income increased $177,000, or 14.7%, to $1,382,000 from $1,205,000 for the same period of the prior year, excluding the SAIF assessment. This increase was primarily caused by higher net interest income, partially offset by a decrease in non-interest income and an increase of non interest expense. In addition, the prior year's period includes a net loss on sales of securities and an offsetting gain from the reversal of an expired tax liability. Neither of these items recurred during the 1997 period. Net income per share for the period increased $0.07 per share, or 27%, to $0.33 per share from $0.26 per share for the same period of the prior year, excluding the SAIF assessment, reflecting: (1)common stock repurchases during the period, which reduced the weighted average number of outstanding shares used to calculate earnings per share by 10.3%; and (2) the increase in net income which includes the cost of capital to acquire such shares.

     Interest Income. Total interest and dividend income increased $0.7 million, or 6.0%, to $12.6 million for the three months ended September 30, 1997 from $11.9 million for the three months ended September 30, 1996. During the last quarter of 1996, the Company changed its mix of interest-earning assets by purchasing one-to-four family residential mortgages and selling lower yielding mortgage-backed securities. In addition, the Company has focused its lending efforts, during this period, on originating commercial and consumer loans. Consequently, both the average balance of, and the yield from, interest-earning assets is higher during the 1997 period. The average balance of interest-earning assets is $9.0 million, or 1.4%, higher during the three months ended September 30, 1997 compared to the same period a year ago; and the related yield has increased between the two periods to 7.58% from 7.24%. Specifically, the average balance of first mortgage loans increased as a result of purchases mentioned above. However, yields on this portfolio have diminished 15 basis points from 7.71% for the three months ended September 30, 1996 to 7.56% for the three months ended September 30, 1997, as a result of prepayments of higher yielding loans in this current low interest rate environment. Also during the current quarter, the yield on mortgage-backed securities increased because the Company sold lower-yielding securities in 1996, as noted above, and in 1997 purchased securities with yields in excess of the average yields in place at September 30, 1996. These factors combined to increase yields on mortgage-backed securities 59 basis points to 7.33% for the current quarter compared to 6.74% for the same quarter last year.

     Interest Expense. Interest expense increased $82,000, or 1.3%, during the current quarter as compared to the same quarter of the prior year. Interest expense on deposits decreased $74,000, or 1.8%, while interest expense on borrowed funds increased $156,000, or 7.1%. The cost of total interest-bearing deposits decreased 5 basis points because of lower interest rates paid on core deposits. The average balance of core deposits increased $8.9 million for the current quarter over the prior year's quarter, while the average balance of certificates of deposits decreased by $14.9 million over the same periods. As discussed above, the Company attempts to set its rates for certificate of deposit accounts on a competitive basis, but does not seek to offer the most aggressive rates. This change in deposit mix occurred through cross selling efforts by the Company, attracting new customers through product development, and by not matching aggressively priced certificates of deposit rates offered by competitors.

     The average balance of borrowed funds increased $8.5 million, or 5.4%, for the quarter ended September 30, 1997 as compared to the same quarter of the prior year. The increase in borrowed funds was primarily used to fund growth in first mortgage and commercial business loans. The cost of borrowed funds increased 5 basis points to 5.62% from 5.57% for the quarter ended September 30, 1996 reflecting the Company's increased position in longer term borrowed funds which lessens the impact of changes in short term borrowing rates.

     Net Interest Income. Net interest income increased 11.6% to $6.1 million for the quarter ended September 30, 1997, from $5.5 million for the same quarter a year ago. The increase is primarily the result of growth of interest income. During the current quarter, the net interest margin grew 38 basis points to 3.73% from 3.35% during the quarter ended September 30, 1996. The increase primarily resulted from the increase in yield on interest-earning assets coupled with an increase in interest-earning assets, partially offset by slight growth in interest-bearing liabilities.

     Table 1 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ending September 30, 1997 and 1996. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

   Table 1

                                       Three Months Ended September 30,
                              -------------------------------------------------
                                       1997                      1996
                              ----------------------   ------------------------
                               Average  InterestAverage Average Interest Average
                               Balance           Yield/ Balance           Yield/
                                                 Cost                     Cost
                               -------  -------- ----   -------  --------  ----
                                            (Dollars in thousands)
   Assets
    Interest-earning assets:
     First mortgage loans      $276,689  $ 5,231  7.56% $255,292 $ 4,920   7.71%
     Consumer and other loans    36,807      893  9.63    36,016     825   9.16
     Commercial business loans   15,253      349  9.08     4,310      99   9.19
    Mortgage-backed securities  298,028    5,451  7.33   285,248   4,803   6.74
     Debt securities             28,393      494  7.03    65,467   1,064   6.50
     Money market investments       -        -      -        203       3   5.91
     FHLBNY stock                 8,889      151  6.79     8,526     139   6.52
                               --------  -------        -------- -------
   Total interest-earning
    assets                      664,059   12,569  7.58%  655,062  11,853   7.24%
                                         -------  ----           -------   ----
    Non-interest-earning
     assets                      18,819                   17,430
                               --------                 --------
     Total assets              $682,878                 $672,492
                               ========                 ========

   Liabilities and
    shareholders' equity:
    Interest-bearing
     liabilities:
      Savings accounts         $139,595    1,030  2.93% $135,306     924   2.73%
      NOW accounts               49,302      308  2.48    45,573     330   2.90
      Money market accounts      44,994      349  3.08    44,063     342   3.10
      Certificates of deposit   192,153    2,399  4.95   207,067   2,564   4.95
      Borrowed funds            166,731    2,361  5.62   158,259   2,205   5.57
                               --------  -------        -------- -------
   Total interest-bearing
    liabilities                 592,775    6,447  4.31%  590,268   6,365   4.31%
                               --------  -------  ----  -------- -------   ----
    Non-interest-bearing
     deposits                    19,713                   13,715
    Other non-interest-bearing
     liabilities                  6,231                    4,366
                               --------                 --------
    Total non-interest-bearing
     liabilities                 25,944                   18,081
                               --------                 --------
     Total liabilities          618,719                  608,349
   Shareholders' equity                                   64,143
                                 64,159
                               --------                 --------
   Total liabilities and
    shareholders' equity       $682,878                 $672,492
                               ========                 ========

   Net interest income                   $ 6,122                  $5,488
                                         =======                  ======
   Net interest rate spread                       3.27%                    2.93%
                                                  ====                     ====

   Net interest margin                            3.73%                    3.35%
                                                  ====                     ====

   Ratio of interest-earning
    assets to interest-bearing
    liabilities                                 112.03%                  110.98%
                                                ======                   ======


     Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1997 and 1996 both equaled $125,000. The provision for the three months ended September 30, 1997 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of September 30, 1997, non-performing loans decreased $3.2 million, or 57.0%, to $2.4 million from $5.7 million for the same quarter of the prior year. Non-performing loans represent 0.74% of total net loans outstanding at September 30, 1997, compared to 1.80% at September 30, 1996. At September 30, 1997, the allowance for loan losses was $2.8 million, or 114.1%, of total non-performing loans compared to 61.4% at September 30, 1996.

     Non-Interest Income. Non-interest income decreased $31,000 to $401,000 for the three months ended September 30, 1997 from $432,000 for the same period of the prior year. The prior year non-interest income includes $40,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods. Excluding this non-recurring item, non-interest income increased $9,000, or 2%, for the current quarter as compared to the same period of the prior year. This increase resulted primarily from increased deposit account maintenance and service fees and earnings related to annuity sales, partially offset by lower mortgage late charges.

     During the quarter ended September 30, 1996, the Company incurred a loss of $21,000 on sales of mortgage-backed securities, and recognized a charge of $1,074,000 for the reduction to current market value of securities identified for sale during that period and sold during the fourth quarter of 1996. A majority of the proceeds from the sales were used to fund loan growth, with the remaining amounts used to reduce borrowing levels. No like events occurred during the current year.

     Non-Interest Expense. Non-interest expense for the three months ended September 30, 1997, totaled $4.2 million, an increase of $201,000, or 5.1%, from $4.0 million recorded during the same period of the prior year, exclusive of the one-time SAIF assessment.

     Salaries and employee benefits expense for the three months ended September 30, 1997 increased $263,000, or 12.9%, compared to the same period a year ago. Salary and related costs increased approximately $78,000, primarily as a result of a new branch which opened during the fourth quarter of 1996, increased administrative staffing subsequent to September 30, 1996, and normal year over year wage increases.
     Other benefit expenses increased approximately $185,000 primarily for the Company's ESOP program, and retirement incentive plans, and the Company's officer and employee RRP plan. Costs for these plans are affected by the market price of the Company's stock, which on average was 58% higher during the current three-month period than the three-month period ended September 30, 1996.

     Occupancy costs increased $72,000, or 14.3%, for the current quarter as compared to the same period of the prior year. This increase resulted from higher depreciation for branch facilities renovations as well as for work stations and other data processing equipment procured in conjunction with the upgrade of the Company's operating system in October 1996.

     Federal Deposit Insurance Premium expense decreased $182,000, or 71.9%, for the current quarter over the same period last year. This decrease resulted from the enactment into law the Deposit Insurance Funds Act of 1996 which lowered the Company's deposit premium rate.

     Data processing expense increased $39,000 for the current quarter over the same quarter of the previous year. The increase reflects additional costs as the Company installed a new operating system and all of its applications during the fourth quarter of 1996, to allow for further Company expansion and provide more capability for services to its customer base.

     The remaining components of non-interest expense increased $9,000, or 0.8%, from $1,088,000 for the three months ended September 30, 1996 to $1,079,000 for the current quarter. This increase resulted primarily from increased advertising, marketing, deposit service and loan and operations related activity, offset by lower professional and consulting service costs.

     Income Tax Expense. Income taxes for the three months ended September 30, 1997 reflect the tax on that period's income at the Company's effective tax rate. The tax benefit of $1.4 million recorded for the three months ended September 30,1996 reflects the tax effect of the loss incurred during that quarter, and the result of the reversal of a $702,000 tax liability, previously established, which expired during that quarter.


     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Income. For the nine months ended September 30, 1997, net income increased $593,000, or 16.6%, to $4,157,000 from $3,564,000 for the same period of the prior year, excluding the SAIF assessment. This increase was primarily caused by higher net interest income, partially offset by a decrease in non-interest income and an increase in non-interest expense. In addition, the prior year's period includes a net loss on sales of securities and an offsetting gain from the reversal of an expired tax liability. Neither of these items recurred during the 1997 periods. Net income per share for the period increased $0.24 per share, or 32%, to $0.98 per share from $0.74 per share for the same period of the prior year, excluding the SAIF assessment reflecting: (1) common stock repurchases during the period, which reduced the weighted average number of outstanding shares used to calculate earnings per share by 11.2%; and (2) the increase in net income which includes the cost of capital to acquire such shares.

     Interest Income. Total interest and dividend income increased $3.6 million, or 10.6%, to $37.7 million for the nine months ended September 30, 1997, from $34.1 million for the nine months ended September 30, 1996. During the last quarter of 1996, the Company changed its mix of interest-earning assets by purchasing one-to-four family residential mortgages, and selling lower yielding mortgage-backed securities. In addition, during this period, the Company focused its lending efforts on originating commercial and consumer loans. Consequently, both the average balance of and the yield from interest-earning assets is higher during the 1997 period. The average balance of interest-earning assets is $25.4 million, or 4.0%, higher during the nine months ended September 30, 1997 compared to the same period a year ago; and the related yield has increased between the two periods to 7.63% from 7.18%. Specifically, the average balance of first mortgage loans increased as a result of purchases mentioned above. However, yields on this portfolio have diminished 15 basis points from 7.77% for the nine months ended September 30, 1996 to 7.62% for the nine months ended September 30, 1997, as a result of prepayments of higher yielding loans in this current low interest rate environment. Also during the nine months ended September 30, 1997, the yield on mortgage-backed securities increased because the Company sold lower-yielding securities in 1996, as noted above, and in 1997 purchased securities with yields in excess of the average yields in place at September 30, 1996. These factors combined to increase yields on mortgage-backed securities 74 basis points to 7.43% for the current year period compared to 6.69% for the same period last year.

     Interest Expense. Interest expense increased $1.1 million, or 6.0%, for the nine months ended September 30, 1997 as compared to the same period last year. The difference was caused by increased borrowings as the average balance of borrowed funds outstanding increased $24.1 million, or 18.1%, during the current nine-month period as compared to that of the prior year. However, interest expense on deposits was essentially unchanged from last year's period, with less expense from certificates of deposits offset by more expense from core deposits.

     The cost of interest-bearing deposits decreased 1 basis point to 3.86% for the nine months ended September 30, 1997, from 3.87% for the same period last year because the mix between lower-costing core deposits and higher-costing certificates of deposits moved toward core deposits. The Company emphasizes its core deposit products in its cross selling and product development efforts, resulting in an increase in the average balance of $13.9 million over the average balance for the nine months ended September 30, 1996. At the same time, the Company does not seek to match the most aggressive of its competitors' certificate of deposit rates. By not matching the most aggressive pricing, the Company's average balance of certificates of deposit decreased $12.4 million this nine-month period compared to the same period last year.

     The increase in the average balance of borrowed funds reflects the Company's continued strategy to leverage its excess capital, and this growth funded the increase in assets for the period. The increase in borrowed funds was used to fund growth in first mortgage and commercial business loans, and mortgage backed securities. The cost of borrowed funds increased 11 basis points to 5.59% from 5.48% for the nine months ended September 30, 1996 reflecting the short-term interest environment during the nine months ended September 30, 1996 and 1997, and the Company's increased position in longer term borrowed funds which lessens the impact of changes in short-term borrowing rates.

     Net Interest Income. Net interest income increased $2,528,000, or 15.7%, for the nine months ended September 30, 1997 over the comparable period last year. This increase was attributable to a widening of 37 basis points in the net interest margin and the 4.0% growth in interest-earning assets. During the nine-month period ended September 30, 1997, the net interest margin was 3.76% as compared to 3.39% for the nine months ended September 30, 1996. The increase primarily resulted from the increase in yield in interest-earning assets coupled with an increase in interest-earning assets, partially offset by increases in the cost and average balance of interest-bearing liabilities.

     Table 2 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the nine months ended September 30, 1997 and 1996. The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yield.

   Table 2

                                        Nine Months Ended September 30,
                               ------------------------------------------------
                                         1997                       1996
                                ----------------------     ---------------------
                               Average  Interest Average Average Interest Average
                               Balance            Yield/ Balance           Yield/
                                                  Cost                     Cost
                               -------  --------  ----   ------- --------  ----
                                             (Dollars in thousands)
   Assets
    Interest-earning assets:
     First mortgage loans      $278,745   $15,930  7.62% $213,219 $12,425   7.77%
     Consumer and other loans    35,767     2,590  9.68    33,648   2,361   9.36
     Commercial business loans   13,060       915  9.37     2,258     153   9.03
     Mortgage-backed securities 289,062    16,144  7.43   307,508  15,434   6.69
     Debt securities             34,442     1,764  6.86    69,611   3,394   6.50
     Money market investments         6       -    5.35       722      30   5.54
     FHLBNY stock                 8,335       403  6.45     7,043     338   6.40
                               --------   -------        -------- -------
   Total interest-earning
    assets                      659,417    37,746  7.63%  634,009  34,135   7.18%
                                          -------  ----           -------   ----
    Non-interest-earning assets  19,400                    16,591
                               --------                  --------
     Total assets              $678,817                  $650,600
                               ========                  ========

   Liabilities and
    shareholders' equity:
    Interest-bearing
     liabilities:
      Savings accounts         $139,830     3,033  2.90% $129,441   2,668   2.75%
      NOW accounts               48,439       979  2.70    45,021     955   2.83
      Money market accounts      44,565     1,050  3.15    44,447   1,010   3.03
      Certificates of deposit   201,265     7,477  4.97   213,623   7,933   4.95
      Borrowed funds            157,172     6,577  5.59   133,077   5,467   5.48
                               --------   -------        -------- -------
   Total interest-bearing
    liabilities                 591,271    19,116  4.32%  565,609  18,033   4.25%
                               --------   -------  ----  -------- -------   ----
    Non-interest-bearing
     deposits                    18,303                    12,340
    Other non-interest-bearing
     liabilities                  5,187                     4,628
                               --------                  --------
    Total non-interest-bearing
     liabilities                 23,490                    16,968
                               --------                  --------
     Total liabilities          614,761                   582,577
   Shareholders' equity          64,056                    68,023
                               --------                  --------
   Total liabilities and
    shareholders' equity       $678,817                  $650,600
                               ========                  ========

   Net interest income                    $18,630                 $16,102
                                          =======                 =======

   Net interest rate spread                        3.31%                    2.93%
                                                   ====                     ====

   Net interest margin                             3.76%                    3.39%
                                                   ====                     ====

   Ratio of interest-earning
    assets to interest-bearing
    liabilities                                  111.53%                  112.09%
                                                 ======                   ======


     Provision for Loan Losses. No change occurred in the provision for loan losses between the nine months ended September 30, 1997 and the nine months ended September 30, 1996. The provision was $375,000 during both periods. The provision for loan losses for the nine-month periods was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At September 30, 1997, the allowance for loan losses was $2.8 million, or 114.1%, of non-performing loans and 0.85% of total net loans as compared to 61.4% of non-performing loans and 1.1% of total net loans at September 30, 1996.

     Non-Interest Income. Non-interest income decreased $448,000 to $1,164,000 for the nine months ended September 30, 1997 from $1,612,000 for the same period of the prior year. The prior year non-interest income includes $565,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods. Excluding this non-recurring item, non-interest income increased $117,000, or 11.2%, for the current nine-month period as compared to the same period of the prior year. This increase resulted primarily from increased ATM usage, deposit account maintenance charges, and increased fees from the sale of annuities, partially offset by lower mortgage late charges.

     During the quarter ended September 30, 1996, the Company incurred a loss of $21,000 on sales of mortgage-backed securities, and recognized a charge of $1,074,000 for the reduction to current market value of securities identified for sale during that period, and sold during the fourth quarter of 1996. Proceeds from the sales were used to fund loan growth with the remaining amounts used to reduce borrowing levels. No like events occurred during the current year.

     Non-Interest Expense. Total non-interest expense for the nine months ended September 30, 1997, totaled $12.7 million, an increase of $909,000, or 7.7%, from $11.8 million recorded during the same period of the prior year, exclusive of the one-time SAIF assessment.

     Salaries and employee benefits expense for the nine months ended September 30, 1997 increased $869,000, or 14.0%, compared to the same period a year ago. Salary and related costs increased approximately $285,000 primarily as a result of two new branches opened during 1996 whose operations are fully reflected in the current year, whereas there is limited or no expense for these new offices in the prior-year period. In addition, the current-year period fully reflects staffing costs for commercial and institutional loan officers and support hired subsequent to September 30, 1996. Other benefit expenses increased approximately $584,000. The current nine-month period fully includes costs for the Recognition and Retention Plans for Executive Officers and Employees, whereas it is only partially reflected in the previous year's nine-month period. In addition, the current-year period reflects normal year over year wage increases and higher costs related to the Company's ESOP and retirement program. Costs for these plans are affected by the market price of the Company's stock, which on average, was 37% higher during the current nine-month period than the nine-month period ended September 30, 1996.

     Occupancy costs increased $174,000, or 11.3%, for the nine-month period as compared to the same period of the prior year. This increase resulted from higher depreciation for branch facilities renovations as well as for work stations and other data processing equipment procured in conjunction with the upgrade of the Company's operating system in October 1996.

     Federal Deposit Insurance Premium expense decreased $594,000, or 73.2%, for the nine-month period ended September 30, 1997 over the same period last year. This decrease resulted from the enactment into law the Deposit Insurance Funds Act of 1996 which lowered the Company's deposit premium rate.

     Data processing expense increased $202,000 for the nine months ended September 30, 1997 over the nine months ended September 30, 1996. The increase reflects additional costs incurred during the fourth quarter of 1996, as the Company installed a new operating system and all of its applications to allow for further expansion and to provide more capability for services to the Company's customer base.

     The remaining components of non-interest expense increased $258,000, or 8.5%, from $3,025,000 for the nine months ended September 30, 1996 to $3,283,000 for nine months ended September 30, 1997. This increase is primarily related to the adoption of the Company's Recognition and Retention Plans for Directors which were adopted midway through 1996. Other contributing factors were increased expense from higher usage of ATM machines and from loan generation and operations activity during the current nine-month period. Partially offsetting these expense increases were lower advertising, professional and insurance costs, and real estate owned expense.

     Income Tax Expense. Income taxes for the nine months ended September 30, 1997 reflect the tax on that period's income at the Company's effective tax rate. The tax benefit of $105,000 recorded for the nine months ended September 30,1996 resulted from the reversal of a $702,000 tax liability, previously established, that expired during the period, partially offset by the tax effect of the pre-tax income recognized for the nine months ended September 30, 1996.


     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND JUNE 30, 1997

     Net Income. For the three months ended September 30, 1997, net income decreased slightly to $1,382,000 from $1,391,000 for the quarter ended June 30, 1997. Net income per share of $0.33, equaled that of the preceding quarter.

     Interest Income. Total interest and dividend income decreased $121,000, or 1.0%, to $12.6 million for the three months ended September 30, 1997 as compared to the preceding three months ended June 30, 1997. The decrease in interest income resulted from the decrease in average yield, partially offset by an increase in average interest- earnings assets of $3.5 million for the current quarter. There were higher principal prepayments for loans and mortgage-backed securities as a result of the continued low interest rate environment, causing both greater amortization on asset premiums and reinvestment of prepayments at lower market rates during the current quarter. Partially offsetting this decrease was the Company's continued growth in average higher yielding non-residential and consumer loans, including $3.0 million, or 12.8%, in the commercial mortgage and business loan portfolios; $1.9 million, or 212.9%, in the construction portfolio; and $1.3 million, or 3.6%, in the consumer portfolio. Greater premium amortization due to accelerated prepayments in first mortgage loans and mortgage backed securities, and new production originated at slightly lower rates primarily caused the average yield in interest-earning assets to decrease to 7.58% for the three months ended September 30, 1997, from 7.67% for the preceding period.

     Interest Expense. Interest expense for the three months ended September 30, 1997 totaled $6.4 million, basically unchanged from the $6.4 million recorded for the three months ended June 30, 1997. Average interest-bearing deposits decreased $9.5 million, or 2.2%, for the three months ended September 30, 1997 as compared to the preceding three-month period. This change primarily resulted from a decrease in higher yielding certificates of deposit which decreased $9.3 million as the Company continues towards its goal of reducing higher costing deposits and replacing them as a source of funding with lower cost core deposits and borrowings. The low interest rate environment continues to aid the Company by reducing its average cost of deposits which decreased 8 basis point to 3.80% for the current quarter as compared to 3.88% for the prior quarter.

     The average balance in borrowed funds increased $7.8 million, or 4.9%, from the three months ended June 30, 1997. The average rate paid on borrowed funds increased 3 basis points to 5.62% for the current quarter as compared to 5.59% for the preceding quarter, as the Company increased its position in longer term borrowed funds to lessen the impact of changes in short-term borrowing rates. The increase in borrowed funds was used to liquidate certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rate, to support increased asset growth, and to fund the Company's stock repurchases.

     Net Interest Income. For the three months ended September 30, 1997, net interest income decreased $133,000 as compared to the preceding period of this year. During this quarter, the interest rate environment was lower than the preceding quarter which helped the Company lower its cost of interest-bearing deposits. However, growth in the average balance of interest-earning assets from loan production and investments was partially offset by increased principal prepayments caused by the lower interest rates; and yields were also affected because loans and mortgage-backed securities prepaid were at higher rates than rates available on new loans and other re-investments. Consequently, net interest margin decreased 4 basis points to 3.73% for the quarter ended September 30, 1997 from 3.77% for the preceding 1997 quarter.

     Table 3 following presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs and shareholders' equity for the three months ended September 30, 1997 and the three months ended June 30, 1997.
     The average balance of loans includes non-accrual loans, and associated yields include loan fees which are considered adjustments to yield.

   Table 3

                                              Three Months Ended
                                -----------------------------------------------
                                  September 30, 1997          June 30,1997
                                ----------------------  -----------------------
                                                Average                  Average
                                Average          Yield/ Average           Yield/
                                Balance Interest Cost   Balance Interest  Cost
                                ------- -------- ----   -------  -------- ----
                                             (Dollars in thousands)
   Assets
    Interest-earning assets:
     First mortgage loans      $276,689 $ 5,231   7.56%  $279,209 $ 5,348   7.66%
     Consumer and other loans    36,807     893   9.63     35,540     859   9.69
     Commercial business loans   15,253     349   9.08     13,052     307   9.43
     Mortgage-backed securities 298,028   5,451   7.33    288,294   5,423   7.47
     Debt Securities             28,393     494   7.03     36,222     625   6.95
     Money market investments       -       -       -        -        -       -
     FHLBNY stock                 8,889     151   6.79      8,193     128   6.25
                               -------- -------          -------- -------
   Total interest-earning
    assets                      664,059  12,569   7.58%   660,510  12,690   7.67%
                                        -------   ----            -------   ----
    Non-interest-earning assets  18,819                    20,164
                               --------                  --------
     Total assets              $682,878                  $680,674
                               ========                  ========

   Liabilities and
    shareholders' equity:
    Interest-bearing
     liabilities:
      Savings accounts         $139,595   1,030   2.93%  $141,147   1,018   2.89%
      NOW accounts               49,302     308   2.48     48,547     342   2.83
      Money market accounts      44,994     349   3.08     44,424     350   3.16
      Certificates of deposit   192,153   2,399   4.95    201,467   2,509   5.00
      Borrowed funds            166,731   2,361   5.62    158,931   2,216   5.59
                               -------- -------          -------- -------
   Total interest-bearing
    liabilities                 592,775   6,447   4.31%   594,516   6,435   4.34%
                               -------- -------   ----   -------- -------   ----
    Non-interest-bearing
     deposits                    19,713                    18,361
    Other non-interest-bearing
     liabilities                  6,231                     4,416
                               --------                  --------
    Total non-interest-bearing
     liabilities                 25,944                    22,777
                               --------                  --------
     Total liabilities          618,719                   617,293
   Shareholders' equity          64,159                    63,381
                               --------                  --------
   Total liabilities and
    shareholders' equity       $682,878                  $680,674
                               ========                  ========

   Net interest income                   $6,122                   $ 6,255
                                         ======                   =======

   Net interest rate spread                       3.27%                     3.33%
                                                  ====                      ====

   Net interest margin                            3.73%                     3.77%
                                                  ====                      ====

   Ratio of interest-earning
    assets to interest-bearing
    liabilities                                 112.03%                   111.10%
                                                ======                    ======


     Provision for Loan Losses. No change occurred in the provision for loan losses between the three months ended September 30, 1997 and three months ended June 30, 1997. During both quarters the provision equaled $125,000. These provisions were determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's Market areas. As of September 30, 1997, non-performing loans decreased $157,000, or 6.0%, to $2.4 million from $2.6 million at June 30, 1997. Non-performing loans represent 0.74% of total net loans outstanding, at September 30, 1997, compared to 0.79% at June 30, 1997. The allowance for loan losses of $2.8 million was 114.1% of total non-performing loans at September 30, 1997, compared to 105.7% at June 30, 1997.

     Non-Interest Income. Total non-interest income increased slightly to $401,000 for the three months ended September 30, 1997 from $390,000 for the preceding quarter. The current and prior quarter's non-interest income include no unusual items as were recorded in prior year periods. The increase for the third quarter over the previous quarter resulted primarily from higher deposit account maintenance and service fees, partially offset by lower mortgage late charges and annuity fees.

     Non-Interest Expense. Non-interest expense decreased $104,000, or 2.4%, to $4.2 million for the three months ended September 30, 1997 as compared to $4.3 million for the three months ended June 30, 1997. Reductions in the current quarter as compared to the preceding quarter, reflect lower salary and benefits expenses due to increased deferred costs related to the origination of loans during the period, lower benefit plan expenses, professional fees and data processing expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the Federal Home Bank of New York and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed-securities, maturities of debt securities and funds provided by operations. At September 30, 1997, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities), which represent 0.8% of total assets and 1.3% of total deposits at September 30, 1997. At September 30, 1997, the Company had available to it $33.0 million under a line of credit with the FHLBNY, expiring October 31, 1997, which was subsequently renewed and extended to October 31, 1998, and approximately $41.8 million of excess collateral pledged under the line of credit and under securities sold under agreement to repurchase with the FHLBNY. In addition the Company has approximately $81.1 million of unpledged debt and mortgage-backed securities which are classified as available for sale, and could be used to collateralize additional borrowing or sold to provide liquidity.

     At September 30, 1997, capital resources were sufficient to meet outstanding loan commitments of $28.1 million, commitments on unused lines of credit of $7.7 million and commercial letters of credit of $1.9 million. Certificates of deposit which are scheduled to mature in one year or less from September 30, 1997 totaled $153.3 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends indicate that a significant portion of such deposits should remain with the Company.

     During the nine months ended September 30, 1997, investment and lending activities represented the primary funding need. Purchase of mortgage-backed and debt securities exceeded maturities and principal repayments of these securities by $61.1 million. In addition funds were used for loan disbursements net of repayments of $4.1 million, increase of FHLBNY stock of $2.1 million, deposit declines of $14.6 million, and the repurchase of the Company's common stock of $6.0 million. The principal source of funding these activities were increases in borrowing, net of repayments, from the FHLBNY of $80.9 million and cash provided by operating activities of $8.1 million.

     During the nine months ended September 30, 1996, investments and lending activities were the principal requirements for funding. Principal repayments, maturities, calls and sales of mortgage-backed securities and debt and equity securities exceeded purchases of mortgage-backed securities by $17.1 million. Purchase and originations of loans exceeded principal collections by $120.5 million. The principal sources of funding these investments were increases in borrowing, net of repayments, from the FHLBNY of $102.1 million, sales of investment securities of $53.6 million, and increase in deposits of $4.3 million.

     At September 30, 1997, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at September 30, 1997 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well capitalized institution.


                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount  Ratio   Amount  Ratio   Amount    Ratio
                            ------  -----   ------  -----   ------    -----

      Tangible Capital     $58,627   8.37% $10,510  1.50%
      Tier 1 (core)Capital $58,627   8.37% $28,026  4.00%  $35,032    5.00%
      Risk Based Capital:
          Tier 1           $58,627  21.21% $11,056  4.00%  $16,583    6.00%
          Total            $61,226  22.15% $22,111  8.00%  $27,639   10.00%



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

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               Not applicable.

     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated July 22, 1997 announcing its earnings for the second quarter ended June 30, 1997.

                    2.) The Registrant filed a Current Report on Form 8-K dated August 19, 1997 announcing its third quarter dividend of $0.11 per share.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STATEWIDE FINANCIAL CORP.


     Date:  November 13, 1997      By:  Bernard F. Lenihan
                                        -----------------------
                                        BERNARD F. LENIHAN
                                        SENIOR VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER