Form 10-K
period 1997-12-31
STATEWIDE FINANCIAL CORP
filed 1998-03-30
CIK 946672

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For fiscal year ended December 31, 1997
                                       OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
               SECURITIES EXCHANGE ACT OF 1934


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

                                      [   ]

     As of February 27, 1998, there were issued 4,518,767 and outstanding 4,509,164 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $22.75 closing price of such stock as of February 27, 1998, was $70,783,417. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

                  10-K Item                     Document Incorporated

      10.  Directors's and Executive     Proxy Statement for Annual Meeting
           Officers of Registrant        of Shareholders to be filed not
                                         later than April 30, 1998.


      11.  Executive Compensation        Proxy Statement for Annual Meeting
                                         of Shareholders to be filed not
                                         later than April 30, 1998.



      12.  Security Ownership of         Proxy Statement for Annual Meeting
           Certain Beneficial Owners     of Shareholders to be filed not
           and Management                later than April 30, 1998.


      13.  Certain Relationships and     Proxy Statement for Annual Meeting
           Related Transactions          of Shareholders to be filed not
                                         later than April 30, 1998.



                            STATEWIDE FINANCIAL CORP.


                                     PART I

     ITEM 1.   BUSINESS

     (a) and (c)    General Development of the Business; Narrative
     Description of Business.

     Statewide Financial Corp. (the "Company") is a New Jersey business corporation and unitary savings and loan holding company registered under the Home Owner's Loan Act of 1933, as amended (the "HOLA"). The Company was incorporated on May 31, 1995 for the purpose of acquiring Statewide Savings Bank, S.L.A. (the "Bank") in connection with the Bank's conversion from the mutual form of ownership to the stock form of ownership. Management of the Bank believed that establishing a holding company structure in connection with the mutual to stock conversion would facilitate certain operations of the Bank, including acquisition of other financial institutions and provide additional financial flexibility for the growth of the Bank. On September 29, 1995, the Bank converted from a mutual to stock form and the Company acquired 100% of the outstanding stock of the Bank. The principal activities of the Company are owning and supervising the Bank.

     The Bank was organized in 1943 as a New Jersey chartered savings and loan association. The Bank's principal business is attracting retail deposits from the general public and investing those deposits, together with borrowings and other funds generated from operations and principal payments, primarily in one- to four-family residential mortgage loans and mortgage-backed securities and, to a lesser extent, commercial, consumer and other loans and investment securities. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its debt and equity securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and borrowings from the Federal Home Loan Bank of New York ("FHLBNY"). Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products.

                           MARKET AREA AND COMPETITION

     The Company conducts business as a community-oriented savings bank offering a variety of financial services to meet the needs of the communities it serves. The Company's primary market area for deposit gathering includes the neighborhoods surrounding its sixteen offices. Nine of the Company's offices are located in Hudson County, two in Bergen County, one in Passaic and four are located in Union County, New Jersey. The Company's primary market area for loan originations is northern and central New Jersey, although the Company originates loans throughout the State of New Jersey. On December 11, 1997, the Company entered into a Purchase and Assumption Agreement with Banco Popular, F.S.B. pursuant to which it will sell its Passaic County branch. Under the Agreement, Banco Popular, F.S.B. will assume all of the deposit liabilities associated with this branch, assume the Company's obligations under its lease of the branch location, and pay
     the Company a premium based upon the amount of deposits assumed.   It
     is anticipated that this transaction will be consummated in the first quarter of 1998.

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

                                    PERSONNEL

     At December 31, 1997, the Company had a total of 173 full-time employees and 50 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


                           REGULATION AND SUPERVISION

     General

     The Bank is a New Jersey State chartered capital stock savings and loan association and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). The Bank is subject to extensive regulation and supervision by the New Jersey Department of Banking and Insurance (the "Department"), as its chartering agency, the Office of Thrift Supervision ("OTS"), as its primary Federal regulator, and by the FDIC, as the deposit insurer. The Bank must file reports with the Department, the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Department, the OTS, and the FDIC to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings and loan association can engage and is intended primarily for the protection of the insurance fund and depositors, not shareholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

     Recent Federal and state legislative developments have reduced distinctions between commercial banks and SAIF insured savings institutions in New Jersey with respect to lending and investment authority as well as interest rate limitations. As Federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") has given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

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


     Industry Recapitalization of SAIF

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one time special assessment of 65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. In addition, the Deposit Act separates the FDIC assessment into two components: first, deposit insurance premiums, and second, payment of interest and principal due on certain bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980's to fund a portion of the thrift bailout. The Deposit Act also calls for the Federal banking agencies to study the various financial institution charters and propose a single standard Federal charter, thereby doing away with the separate bank and thrift charters. If a single charter is adopted, the Bank Insurance Fund ("BIF") and SAIF will be merged on January 1, 1999. At that time, all insured institutions will pay the same FDIC assessment. At this time, management is unable to predict when or if a unified Federal charter will be adopted and when and if the BIF and the SAIF will be merged, or the effect, if any, of these events upon the Company.

     Prompt Corrective Action

     Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions and requires the Federal banking agencies, including the OTS, to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's capital level. Generally, subject to a narrow exception, the appropriate Federal banking agency is required to appoint a receiver or conservator for an institution that is critically undercapitalized within 90 days after it becomes critically undercapitalized.

     Under the rules implementing the prompt corrective action provisions, an institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." An institution that has a total risk-based capital ratio of 8.0% or greater, a Tier l risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the bank is rated composite "1" under the FDIC financial institution grading system ("CAMEL rating") and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." An institution that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio of less than 4.0% is considered "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights and of purchased credit card relationships) to assets equal to or less than 2.0% is deemed to be "critically undercapitalized."
     Under the rule, the appropriate Federal banking agency may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the appropriate Federal banking agency may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the appropriate Federal banking agency determines the bank is in an unsafe or unsound condition, or the bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 1997, the Bank's leverage ratio as calculated under the prompt corrective action rule was 8.96%. The Bank is deemed "well-capitalized" for purposes of
     Section 38 of the Federal Deposit Insurance Act ("FDI ACT") and the regulations of the FDIC implementing that Section.

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


     Insurance of Deposit Accounts

     The amount of insurance premiums paid by insured depository institutions is determined by the FDIC pursuant to a risk based system, whereby the FDIC assigns an institution to one of three capital categories consisting of (1) well-capitalized, (2) adequately capitalized, or (3) undercapitalized, and one of three supervisory categories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under this system, there are nine assessment risk classifications (i.e., combinations of capital categories and supervisory subgroups within each capital group) to which differing assessment rates are applied. Insurance premium assessment rates for SAIF insured institutions range from no assessment for an institution in the highest category (i.e., well-capitalized and financially sound, with only a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and posing a substantial probability of loss to the FDIC unless effective corrective action is taken). In addition, SAIF insured institutions like the Bank must pay an additional assessment in connection with repayment of the FICO obligations of 6.3 basis points per $100 of deposits.

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

     Under the tangible capital requirement, a savings association must maintain tangible capital in an amount equal to at least 1.5% of adjusted total assets. Tangible capital is defined as core capital less all intangible assets, plus a specified amount of purchased mortgage servicing rights.

     The leverage limit requires that the highest rated savings associations maintain "core capital" in an amount equal to at least 3.0% of adjusted total assets. All other savings associations will be required to maintain minimum core capital of 4.0% to 5.0% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90.0% of fair market value, 90.0% of original cost or the current amortized book value as determined under generally accepted accounting principles ("GAAP"), less non-qualifying intangible assets.

     In April 1991, the OTS published a proposed amendment to the regulatory capital requirements applicable to all savings associations to conform to Office of the Comptroller of the Currency ("OCC") capital regulations applicable to national banks. Under the OTS proposal, those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, will be required to maintain a ratio of core capital to adjusted total assets of 3.0%.
     All other savings associations will be required to maintain minimum core capital of 4.0% to 5.0% of total adjusted assets. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1997, the Bank's ratio of core capital to total adjusted assets was 8.96%.

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

     Changes in the market value of a savings association's portfolio equity are calculated from data submitted by the savings association in a schedule to its Quarterly Thrift Financial Report. Net present values are calculated by using various methodologies depending on the asset or liability being valued. The OTS methodologies include an "option adjusted spread analysis" for assets and off-balance sheet items with prepayment risk, such as single-family mortgages and mortgage servicing assets, and the "static discounted cash flow analysis" for non-mortgage loans and for certain mortgage loans such as commercial and multi-family mortgages, construction and consumer loans, and second mortgages. The static discounted cash flow analysis involves adding up the calculated present values of future payments from an asset based on the current values of United States Treasury securities due on the various payment dates. The option adjusted spread analysis involves averaging the discounted predicted cash flows from a loan or other asset over approximately 200 different interest rate scenarios. The Bank has determined that it will continue to meet its risk based capital requirements under the interest rate risk component regulation.

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

     Federal Home Loan Bank System

     The Bank is a member of the FHLBNY which is one of the 12 regional Federal Home Loan Banks ("FHLB"). As a member of the FHLBNY, the Bank is required to purchase and maintain stock in the FHLBNY in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLBNY from time to time) of outstanding FHLBNY advances. At December 31, 1997, the Bank had $10.3 million of FHLBNY stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLBNY stock. Over the past five years such dividends have averaged 7.54%, and were 6.63% for the year ended December 31, 1997. Certain provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") require all 12 FHLB's to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions could cause rates on the FHLBNY advances to increase and could affect adversely the level of FHLBNY dividends paid and the value of FHLBNY stock in the future.

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

     Qualified Thrift Lender Test

     The Qualified Thrift Lender ("QTL") test requires that a savings association maintain at least 65.0% of its total "portfolio assets" in "qualified thrift investments" on an average basis in nine of every twelve months on a rolling basis. For purposes of the test, portfolio assets are defined as the total assets of the savings association minus: goodwill and other intangible assets; the value of property used by the savings association to conduct its business; and liquid assets not to exceed a certain percentage of the savings association's total assets (20.0% under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA")).

     Under the QTL statutory and regulatory provisions, all forms of home mortgages, home improvement loans, home equity loans, and loans on the security of other residential real estate and mobile homes as well as a designated percentage of consumer loans are "qualified thrift investments," as are shares of stock of a FHLB, investments or deposits in other insured institutions, securities issued by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA"), or the RTC Financing Corporation and other mortgage-related securities. Investments in non-subsidiary corporations or partnerships whose activities include servicing mortgages or real estate development are also considered qualified thrift investments in proportion to the amount of primary revenue such entities derive from housing-related activities. Also included in qualified thrift investments are mortgage servicing rights, whether such rights are purchased by the insured institution or created when the institution sells loans and retains the right to service such loans.

     A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a commercial bank or be subject to restrictions specified in FIRREA. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may re-qualify as a qualified thrift lender if it thereafter complies with the QTL test. As of December 31, 1997, the Bank was in compliance with the QTL requirement. At December 31, 1997, 89.0% of the Bank's "portfolio assets" were "qualified thrift investments."


     Limitations on Capital Distributions

     OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily of an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Association") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100.0% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or
     (ii) 75.0% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital should fall below its fully phased-in requirement or the OTS should notify it that it is in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank is prohibited from making any capital distribution if, after the distribution, the Bank would have: (i) a total risk-based capital ratio of less than 8.0%; (ii) a Tier 1 risk-based capital ratio of less than 4.0%; or (iii) a leverage ratio of less that 4.0%.

     Holding Company Regulation

     The Company is registered with and is subject to OTS examination and supervision and certain reporting requirements as a unitary savings and loan holding company. In addition, the operations of the Company are subject to regulations promulgated by the OTS from time to time, as well as regulations promulgated by the Department. As a SAIF-insured subsidiary of a savings and loan holding company, the Bank will be subject to certain restrictions in dealing with the Company and with other persons affiliated with the Company, and will continue to be subject to examination and supervision by the OTS and FDIC.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, from: (i) acquiring control (as defined) of another insured institution (or holding company thereof) without prior OTS approval; (ii) acquiring more than 5.0% of the voting shares of another insured institution (or holding company thereof) which is not a subsidiary, subject to certain exceptions; (iii) acquiring through merger, consolidation or purchase of assets, another savings association or holding company thereof, or acquiring all or substantially all of the assets of such institution (or holding company thereof) without prior OTS approval; or (iv) acquiring control of a depository institution not insured by the FDIC (except through a merger with and into the holding company's savings association subsidiary that is approved by the OTS). A savings and loan holding company may acquire up to 15.0% of the voting shares of an undercapitalized savings association. A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has principal offices outside of the state where the principal offices of its subsidiary institution is located, except:
     (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if the holding company controlled (as defined) such insured institution as of May 5, 1987; or (iii) if the laws of the state in which the insured institution to be acquired is located specifically authorize a savings association chartered by that state to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located, or by a holding company that controls such a state chartered association. No director or officer of a savings and loan holding company or person owning or controlling more than 25.0% of such holding company's voting shares may, except with the prior approval of the OTS, acquire control of any FDIC-insured depository institution that is not a subsidiary of such holding company. If the OTS approves such an acquisition, any holding company controlled by such officer, director or person shall be subject to the activities limitations that apply to multiple savings and loan holding companies, unless certain supervisory exceptions apply.

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

          (d) Financial Information About Foreign and Domestic Operations and Export Sales - Not Applicable

          (e)  Guide 3 Statistical Disclosure by Bank Holding Companies.

     The following tables provide certain statistical information required by Securities and Exchange Commission ("SEC") Guide 3. The remaining statistical disclosure required by SEC Guide 3 is contained in Part II
     Item 7.

     The following table shows the carrying value, weighted average yield, and maturities of the Company's debt and equity securities portfolio, at December 31, 1997:



                                                             AT DECEMBER 31, 1997
                         --------------------------------------------------------------------------------------------
                                                                                                        Total Debt
                         Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years         Securities
                         ----------------  -----------------  ----------------- -----------------   ------------------
                                                            (Dollars in thousands)

                                 Weighted           Weighted          Weighted           Weighted            Weighted
                       Carrying   Average Carrying   Average Carrying  Average Carrying   Average  Carrying   Average
                         Value     Yield    Value     Yield    Value    Yield   Value      Yield    Value      Yield
                         -----     -----    -----     -----    -----    -----    -----     -----    -----      -----
      U.S. Government
        and agency
        securities        $3,031   7.48%    $6,028   6.89%        -       -      $5,760    7.82%    $14,819    7.37%
      Other                  209   1.41%       -       -          -       -       4,065    8.02%      4,274    7.70%
                          ------            ------              -----            ------             -------
      Total debt and
        equity securities $3,240            $6,028                -              $9,825             $19,093
                          ======            ======              =====            ======             =======
      Weighted average
        yield                      7.08%             6.89%                -                7.89%               7.44%
                                   ====              ====               ====               ====                ====


     The following table shows the contractual maturity of the Company's mortgage-backed securities at December 31, 1997. The table does not include the effect of prepayments or scheduled principal amortization.



                                                           AT DECEMBER 31, 1997
                        -------------------------------------------------------------------------------------------
                                                                                                   Total Mortgage-
                        Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years    Backed Securities
                        ----------------  ----------------   ----------------  -----------------  -----------------
                                                 (Dollars in thousands)

                                 Weighted          Weighted          Weighted           Weighted           Weighted
                       Carrying   Average Carrying  Average Carrying  Average  Carrying  Average  Carrying  Average
                         Value     Yield    Value    Yield    Value    Yield     Value    Yield    Value     Yield
                         -----     -----    -----    -----    -----    -----     -----    -----    -----   --------
     GNMA               $  -        - %   $  -         - %   $  -       -  %   $ 91,643   7.19%   $ 91,643   7.19%
     FHLMC               2,516    7.60     14,525    6.86     21,889   7.60      72,944   7.13     111,874   7.20
     FNMA                  519    9.11     18,476    6.50     17,831   7.47      49,701   7.25      86,527   7.16
                        ------            -------            -------           --------           --------
     Total mortgage-
     backed securities  $3,035    7.86%   $33,001    6.66%   $39,720   7.54%   $214,288   7.18%   $290,044   7.18%
                        ======    ====    =======    ====    =======   ====    ========   ====    ========   ====

     The following table shows the contractual maturity of the Company's loans at December 31, 1997. The table does not include the effect of prepayments or scheduled principal amortization.


                                                    AT DECEMBER 31, 1997
                       ------------------------------------------------------------------------------
                                   First Mortgage Loans                   Other Loans
                       --------------------------------------------  --------------------

                      One-to-Four   Multi      Non-                                        Total Loans
                         Family     Family Residential  Construction Consumer  Commercial  Receivable
                         ------     ------ -----------  ------------ --------  ----------  ----------
                                                   (Dollars in thousands)
     Amounts due:
     Within one year    $  6,001  $   752    $  -         $3,757     $ 3,612     $ 5,785    $ 19,907
                        --------  -------    -------      ------     -------     -------    --------
     After 1 year:
       1 to 3 years       15,396      -        2,068         568       6,885       3,738      28,655
       3 to 5 years       14,808      -        5,212          -        7,616       2,687      30,323
       5 to 10 years      42,533    3,411      4,338          -       10,216       3,856      64,354
       10 to 20 years     91,155    5,994      6,393          -       10,121         -       113,663
       Over 20 years      74,471    2,033      1,208          -          -           -        77,712
                        --------  -------    -------      ------     -------     -------    --------
     Total due after
       1 year            238,363   11,438     19,219         568      34,838      10,281     314,707
                         -------  -------     ------      ------     -------      ------    --------
       Total loans      $244,364  $12,190    $19,219      $4,325     $38,450     $16,066    $334,614
                        ========  =======    =======      ======     =======     =======    ========
     Less (Plus)
      unearned dis-
      counts (premiums)
      and deferred
      loan fees, net                                                                            (728)
     Less allowance
      for loan losses                                                                          2,833
                                                                                            --------
     Loans, net                                                                             $332,509
                                                                                            ========

     As of December 31, 1997, the dollar amount of all loans due after December 31, 1998, and the composition of fixed interest rates and adjustable interest rates were:

                                Due After December 31, 1998
                               -----------------------------
                                Fixed    Adjustable    Total
                                -----    ----------    -----
                                  (Dollars in thousands)

      Real estate mortgages     $58,355    $211,233   $269,588
      Other loans                34,030      11,089     45,119
                                -------    --------   --------
        Total loans             $92,385    $222,322   $314,707
                                =======    ========   ========

     The following table sets forth the activity in the Company's allowance for loan losses at or for the dates indicated:



                                                                              At or For the
                                                                               Nine-Month     At or For the
                                                      At or For the Year      Period Ended     Year Ended
                                                      Ended December 31,       December 31,     March 31,
                                                    ----------------------   --------------   -------------
                                                     1997     1996    1995   1995     1994    1995    1994
                                                     ----     ----    ----   ----     ----    ----    ----
                                                                         (Dollars in thousands)
      Balance, beginning of period                  $2,613  $3,241   $3,062  $3,048  $2,818  $2,818  $2,854
      Provisions charged to operations                 500     500      389     315     468     542   1,069
      Loans charged off:
        One-to-four family residential                  68     186      140      67     211     135   1,053
        Non-residential                                 -       -        -       -       -      151      -
        Land and construction                           -      848       -       -       -       -       -
        Commercial business                             10      -        -       -       -       -       -
        Consumer                                       219     106       83      66      23      45      67
                                                    ------  ------   ------  ------  ------  ------  ------
        Total loans charged off                        297   1,140      223     133     234     331   1,120
                                                    ------  ------   ------  ------  ------  ------  ------
      Recovery on loans:
        One-to-four family residential                   9       2        5       3       9      11      -
        Consumer                                         8      10        8       8       1       8      15
                                                    ------  ------   ------  ------  ------  ------  ------
        Total recovery on loans                         17      12       13      11      10      19      15
                                                    ------  ------   ------  ------  ------  ------  ------
        Net loans charged off                          280   1,128      210     122     224     312   1,105
                                                    ------  ------   ------  ------  ------  ------  ------
      Balance, end of period                        $2,833  $2,613   $3,241  $3,241  $3,062  $3,048  $2,818
                                                    ======  ======   ======  ======  ======  ======  ======
      Ratio of net charge offs during the period
       to average loans outstanding during the
       period                                          .09%    .42%     .12%    .07%    .13%    .18%    .52%
                                                       ===     ===      ===     ===     ===     ===     ===


     The allocation of the Company's allowance for loan losses is set forth below as indicated:

                                                   At December 31,                                At March 31,
                                 ----------------------------------------------------  -----------------------------------
                                       1997              1996             1995               1995               1994
                                 ----------------- ---------------- -----------------  ----------------- -----------------

                                        Percentage       Percentage        Percentage         Percentage         Percentage
                                         of Loans         of Loans          of Loans           of Loans           of Loans
                                         to Total         to Total          to Total           to Total           to Total
                                 Amount    Loans  Amount    Loans   Amount    Loans    Amount    Loans   Amount    Loans
                                 ------    -----  ------    -----   ------    -----    ------    -----   ------    -----
                                                                         (Dollars in thousands)
     Allocation of allowance
      for loan losses:
       One-to-four family
        residential             $1,668     73.0%  $2,156    81.2%  $1,533    79.0%     $1,338     79.0%  $1,130    80.1%
       Multi-family
        residential                114      3.6       39     2.4        9     2.4          32      2.3       25     2.2
       Non-residential             189      5.8       47     2.9       41     2.0          16      1.1       12     1.4
       Land and construction        43      1.3        4     0.1    1,502     1.9       1,508      3.0    1,520     3.8
       Commercial business         533      4.8       92     2.8       -       -           -        -        -       -
       Consumer                    286     11.5      275    10.6      156    14.7         154     14.6      131    12.5
                                ------    -----   ------   -----   ------   -----      ------    -----   ------   -----
     Balance, end of period     $2,833    100.0%  $2,613   100.0%  $3,241   100.0%     $3,048    100.0%  $2,818   100.0%
                                ======    =====   ======   =====   ======   =====      ======    =====   ======   =====

     The following tables set forth the average dollar amount of deposits in the various types of savings programs, along with the weighted average effective rate paid for the periods indicated:

                                                               For the Year Ended December 31,
                                     -----------------------------------------------------------------------------------
                                                 1997                        1996                       1995
                                     ---------------------------  -------------------------- --------------------------
                                                        Weighted                    Weighted                    Weighted
                                              Percent   Average           Percent   Average          Percent    Average
                                     Average  of Total Effective Average  of Total Effective Average of Total  Effective
                                     Balance  Deposits   Yield   Balance  Deposits   Yield   Balance Deposits    Yield
                                     -------  --------   -----   -------  --------   -----   ------- --------    -----
                                                                                (Dollars in thousands)
      Demand Deposit Accounts       $ 20,033     4.4%     - %   $ 13,237     3.0%     - %   $  9,208      2.2%     - %
      NOW Accounts                    48,535    10.8     2.4      45,275    10.1     2.8      46,158     11.0     2.8
      Money Market Accounts           44,405     9.9     3.1      44,516     9.9     3.1      41,661     10.0     2.7
      Savings Accounts               139,964    31.0     2.9     131,368    29.4     2.8     112,416     26.8     2.6
                                    --------   -----            --------   -----            --------    -----
      Total Core Deposits            252,937    56.1     2.6     234,396    52.4     2.7     209,443     50.0     2.5
                                    --------    ----            --------   -----            --------    -----
      Certificate Accounts
        31 Day                           437      .1     4.4       2,239      .5     5.2         838       .2     5.8
        2-4 Month                     18,803     4.2     4.9      17,705     4.0     4.8      13,105      3.1     4.7
        6 Month                       22,790     5.0     3.8      24,706     5.5     3.7      34,227      8.2     3.2
        7-9 Month                     25,582     5.7     5.0      30,133     6.8     5.0      32,476      7.7     5.3
        12 Month                      19,238     4.3     4.5      15,438     3.5     3.7      24,008      5.7     3.5
        18 Month                       1,198      .3     4.7       1,163      .3     4.5       2,251       .5     4.2
        24 Month                      10,774     2.4     5.5       5,770     1.3     4.9       7,494      1.8     4.2
        30 Month                       3,847      .8     4.8       4,104      .9     4.4       5,118      1.2     4.3
        48 Month                         877      .2     4.8       1,431      .3     5.1       1,937       .5     5.6
        60 Month                         721      .2     5.7         441      .1     5.7         638       .2     6.4
        13-120 Month                  68,064    15.1     5.4      83,218    18.6     5.6      60,179     14.4     5.9
        36-90 Month                    1,851      .4     5.3       1,757      .4     4.9       2,919       .7     4.8
        Fixed Rate IRA                16,737     3.7     5.4      17,634     3.9     5.4      17,886      4.2     5.6
        Variable Rate IRA              5,160     1.1     5.4       5,012     1.1     5.2       5,037      1.2     5.7
        Passbook Rate IRA              1,749      .4     2.5       1,834      .4     2.5       1,735       .4     2.5
                                    --------   -----            --------   -----            --------    -----
      Total Certificates             197,828    43.9     5.0     212,585    47.6     5.0     209,848     50.0     4.8
                                    --------   -----            --------    -----           --------    -----
      Total Deposits                $450,765   100.0%    3.7%   $446,981   100.0%    3.8%   $419,291    100.0%    3.7%
                                    ========   =====            ========   =====            ========    =====

                                              For the Nine-Month Period
                                                  Ended December 31,
                                ------------------------------------------------------
                                         1995                          1994
                              ---------------------------   ---------------------------
                                                 Weighted                       Weighted
                                        Percent  Average             Percent     Average
                              Average  of Total Effective  Average   of Total   Effective
                              Balance  Deposits   Yield    Balance   Deposits     Yield
                              -------  --------   -----    -------   --------     -----
                                               (Dollars in thousands)
      Demand Deposit Accounts $  9,378     2.2%      - %  $  7,864      1.9%       - %
      NOW Accounts              44,317    10.4      2.8     67,172     16.1       2.9
      Money Market Accounts     41,782     9.9      2.8     47,782     11.5       2.5
      Savings Accounts         112,943    26.7      2.6    113,919     27.4       2.5
                               -------    ----             -------     ----
      Total Core Deposits      208,420    49.2      2.6    236,737     56.9       2.6
                               -------    ----             -------     ----
      Certificate Accounts
        31 Day                   1,063      .2      5.5         53       -        6.2
        2-4 Month               12,995     3.1      4.8      6,785      1.6       3.2
        6 Month                 31,554     7.4      3.2     56,728     13.6       3.1
        7-9 Month               35,581     8.4      3.6     10,940      2.6       3.5
        12 Month                21,941     5.2      3.6     41,184      9.9       3.4
        18 Month                 2,132      .5      4.1      2,774       .7       3.9
        24 Month                 6,658     1.6      4.2     12,269      3.0       4.4
        30 Month                 4,891     1.2      4.2      6,010      1.4       4.5
        48 Month                 1,735      .4      5.3      2,828       .7       6.3
        60 Month                   634      .1      6.5        702       .2       6.5
        13-120 Month            68,573    16.2      5.9     10,162      2.4       6.3
        36-90 Month              2,769      .7      4.8      3,560       .9       5.2
        Fixed Rate IRA          17,972     4.2      5.5     20,136      4.8       5.4
        Variable Rate IRA        5,124     1.2      5.5      4,463      1.1       5.4
        Passbook Rate IRA        1,680      .4      2.5        688       .2       2.5
                               -------    ----             -------     ----
      Total Certificates       215,302    50.8      5.0    179,282     43.1       3.8
                               -------    ----             -------     ----
      Total Deposits          $423,722   100.0%     3.8%  $416,019    100.0%      3.2%
                              ========   =====            ========    =====


     The following table shows rate information for the Company's certificates of deposit at the dates indicated and maturity information at December 31, 1997:


                               At December 31,      Period to Maturity from December 31, 1997
                             ------------------  ----------------------------------------------

                                                                      Two to   Over
                                                  Within    One to    Three    Three
                                1997     1996    One Year  Two Years  Years    Years     Total
                                ----     ----    --------  ---------  -----    -----     -----
                                                    (Dollars in thousands)
     Certificates of Deposit
      3.99% or less          $ 26,361  $ 33,347  $ 26,259  $   102    $  -     $  -    $ 26,361
      4.00% to 4.99%           21,407    34,418    16,221    2,342     1,493    1,351    21,407
      5.00% to 5.99%          129,598   127,428   111,039   15,766     2,152      641   129,598
      6.00% to 6.99%            5,377     7,495     2,470      992       374    1,541     5,377
      7.00% to 7.99%            2,493     6,552       802    1,247       305      139     2,493
                             --------  --------  --------  -------    ------   ------  --------
        Total                $185,236  $209,240  $156,791  $20,449    $4,324   $3,672  $185,236
                             ========  ========  ========  =======    ======   ======  ========

     The following table sets forth the maturity dates of the Company's certificates of deposit of $100,000 or more at December 31, 1997:

             Maturity Period                Amount
             ---------------                ------
                                          (Dollars in
                                          thousands)

        Three months or less                $ 8,056
        Three through six months              5,345
        Six through twelve months             4,068
        Over twelve months                    1,836
                                            -------
             Total                          $19,305
                                            =======

     The following table sets forth the maximum month-end balance and average balance of borrowed funds for the periods indicated:

                                                            For the Nine-
                                                             Month Period
                                    For the Year                Ended
                                 Ended December 31,         December 31,
                            ----------------------------  -----------------
                                        (Dollars in thousands)
                              1997      1996      1995      1995     1994
                              ----      ----      ----      ----     ----

      Maximum balance       $196,512  $180,347  $50,992   $50,992   $48,492
      Average balance       $159,234  $124,087  $38,464   $37,814   $40,408
      Weighted average
       interest                 5.59%     5.50%    7.45%     7.46%     7.41%


     The following table sets forth certain information as to FHLBNY advances at the dates indicated:

                                           At December 31,
                                      --------------------------
                                        1997     1996      1995
                                        ----     ----      ----
                                        (Dollars in thousands)
      FHLBNY advances                 $14,150  $24,800   $19,100
      Weighted average interest
       rate of FHLBNY advances           6.63%    7.13%     5.88%


     ITEM 2.    PROPERTIES

     At December 31, 1997, the Bank conducted its business through its 16 offices, including its home office at 70 Sip Avenue, Jersey City, New Jersey.
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

     12 Chapel Avenue            Leased      7/96       12/02
     Jersey City, NJ

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

     35 South Main Street        Owned       1/76         --
     Lodi, NJ

     246 South Avenue            Owned       10/79        --
     Fanwood, NJ

     345 South Avenue            Owned       10/80        --
     Garwood, NJ

     400 Marin Boulevard         Leased      11/95       6/99
     Jersey City, NJ

     122 8th Street              Leased
     Passaic, New Jersey                     11/95       5/98

     86 River Street             Leased      1/96       12/01
     Hoboken, NJ

     Pursuant to a Purchase and Assumption Agreement dated December 11, 1997 between the Company and Banco Popular, F.S.B. the Company is selling its Passaic branch to Banco Popular, F.S.B. and Banco Popular, F.S.B. will assume all of the Company's obligations under this lease. In addition, on February 27, 1998, the Bank entered into a 10-year lease for a bank branch in North Arlington, New Jersey. The Bank expects to open this branch during the second quarter of 1998.

     ITEM 3.    LEGAL PROCEEDINGS

     The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.

     On December 1, 1995, the Bank initiated a suit against the Federal government alleging, among other things, breach of contract and seeking restitution for harm caused to the Bank through changes in Federal banking regulations regarding the treatment of goodwill in calculating the capital of thrift institutions. The case relates to goodwill created by the Bank's 1982 acquisition of Arch Federal Savings and Loan Association. The 1989 change in Federal regulations required a phase-out of goodwill from the calculation of a thrift institution's capital ratios and required that by January 1, 1995, no goodwill be counted as capital. At the time the regulations went into effect, the Bank had $18.7 million in goodwill on its balance sheet.

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


                                     PART II

     ITEM 5.    MARKET INFORMATION

     The Company's stock is quoted on The Nasdaq Stock Market. The symbol for the Company's common stock is SFIN. As of December
     31, 1997, there were 385 registered holders of the Company's common stock.

     The following table presents the high and low bid prices for the common stock and dividends paid for the periods indicated below. The high and low bid range prices reflect inter dealer quotations, without commissions, and may not necessarily represent actual transactions.

                                    High   Low   Dividend
                                    ----   ---   --------
           1997
           ----

           Fourth Quarter         24      18        $ .11
           Third Quarter          22      17 3/4    $ .11
           Second Quarter         18 1/8  14 1/2    $ .10
           First Quarter          17 7/8  14 1/8    $ .10

           1996
           ----

           Fourth Quarter         14 5/8  12 5/8    $ .10
           Third Quarter          13 1/8  11 1/4    $ .10
           Second Quarter         13 1/8  11 3/4        -
           First Quarter          13 1/8  12 1/2        -


     During the third quarter of 1996, the Company declared its first quarterly dividend. The Company increased its quarterly dividend to $0.11 per share during the third quarter of 1997. The Company expects to continue to pay dividends. However, no assurance can be given that dividends will be paid in the future since the payments of such dividends will be based upon current and prospective earnings, anticipated asset growth, and the capital position of the Company. In addition, earnings and the financial condition of the Bank and applicable governmental policies and regulations could also affect the Company's ability to pay dividends.


     ITEM 6.    SELECTED FINANCIAL DATA

                                   At December 31,          At March 31,
                              -------------------------   ----------------
                                1997     1996     1995      1995    1994
                                ----     ----     ----      ----    ----
                                         (Dollars in thousands)

      SELECTED FINANCIAL
        CONDITION DATA:
      Total assets           $675,316 $636,042 $559,049  $475,168 $473,613
      Loans, net              332,509  325,470  195,773   169,909  185,377
      Mortgage-backed
         securities           290,044  240,974  260,107   203,677  195,734
      Debt and equity
         securities            19,093   40,243   80,126    80,987   66,070
      Other real estate
        owned, net                440      563      652       825    1,487
      Total deposits          443,878  457,056  438,021   407,758  423,647
      Borrowed funds          160,300  107,200   44,703    41,492   29,292
      Shareholders' equity     64,907   66,935   72,315    22,022   17,678

      REGULATORY CAPITAL
      RATIOS (BANK):
      Tangible capital ratio     8.96%    9.41%   10.28%     4.57%    3.66%
      Core capital ratio         8.96%    9.41%   10.28%     4.57%    3.74%
      Risk-based capital
        ratio                   22.93%   26.21%   32.88%    16.65%   13.14%

      ASSET QUALITY RATIOS:
      Non-performing loans
        to total net loans        .75%     .84%    2.87%     3.87%    6.26%
      Non-performing loans
        to total assets           .37%     .43%    1.01%     1.38%    2.45%
      Non-performing assets
        to total assets           .44%     .52%    1.12%     1.56%    2.76%
      Allowance for loan
        losses to non-
        performing loans       113.18%   95.43%   57.66%    46.37%   24.29%
      Allowance for loan
        losses to total net
        loans                     .85%     .80%    1.66%     1.79%    1.52%

      OTHER DATA:
      Number of deposit
        accounts               54,677   53,695   50,062    46,767   48,238
      Offices                      16       16       15        13       13


                                                           At or For the
                                      At or For the         Nine-Month     At or For the
                                       Years Ended         Period Ended     Years Ended
                                       December 31,        December 31,      March 31,
                                  ----------------------   -------------   -------------
                                   1997    1996   1995     1995    1994    1995     1994
                                   ----    ----   ----     ----    ----    ----     ----
     SELECTED FINANCIAL RATIOS:
     Return on average assets (1)   .82%    .49%    .50%     .41%    .94%    .90%     .90%
     Return on average equity (1)  8.74    4.67    7.31     5.46   23.24   21.09    26.90
     Dividend payout ratio        32.31   29.41      -        -       -       -        -
     Equity to assets              9.61   10.52   12.94    12.94    4.44    4.63     3.73
     Net interest rate spread (2)  3.31    2.99    3.23     3.12    3.67    3.66     3.67
     Net interest margin (2)       3.77    3.45    3.52     3.45    3.79    3.78     3.74
     Non-interest income to
      average assets (4)            .24     .37     .50      .43     .28     .32      .29
     Non-interest expense to
      average assets (1)           2.52    2.87    2.84     2.87    2.34    2.43     2.50
     Efficiency ratio (1)(3)      65.91   81.65   77.47    80.87   61.49   63.31    68.67
     Average interest-earning
       assets to average
       interest-bearing
       liabilities               111.88% 112.32% 107.51%  108.45% 103.45% 103.52%  101.94%

                                                          For the Nine-
                                                          Month Period
                                   For the Years Ended        Ended       For the Years
                                      December 31,        December 31,    Ended March 31,
                                 ----------------------- --------------   ---------------
                                     (Dollars in thousands, except per share amounts)
     SELECTED OPERATING DATA:
                                  1997    1996    1995    1995     1994    1995    1994
                                  ----    ----    ----    ----     ----    ----    ----
     Interest income            $50,191 $45,278 $35,260 $26,853  $25,012 $33,419 $34,215
     Interest expense            25,384  23,656  18,301  14,162   11,836  15,975  16,657
                                ------- ------- ------- -------  ------- ------- -------
     Net interest income         24,807  21,622  16,959  12,691   13,176  17,444  17,558
     Provision for loan losses      500     500     389     315      468     542   1,069
                                ------- ------- ------- -------  ------- ------- -------
     Net interest income after
      provision for loan losses  24,307  21,122  16,570  12,376   12,708  16,902  16,489
     Net (loss) gains on sales
      of securities                  69  (1,093)   (340)   (340)     -       -       -
     Other non-interest income    1,656   2,382   2,486   1,962      994   1,518   1,394
     Foreclosed real estate
      expense, net                   71     105     161      10     (134)     17     140
     FDIC SAIF assessment           -     2,651     -       -        -       -       -
     Other non-interest expense  17,041  15,687  13,942  10,858    8,560  11,644  12,084
                                ------- ------- -------  ------   ------  ------  ------
     Income before income
      taxes, extraordinary
      items and cumulative
      effect of change in
      accounting principles       8,920   3,968   4,613   3,130    5,276   6,759   5,659
     Income taxes                 3,333     796   1,712   1,152    1,906   2,466   1,938
                                ------- ------- -------  ------   ------  ------  ------
     Income before extra-
      ordinary items and
      cumulative effect of
      change in accounting
      principles                  5,587   3,172   2,901   1,978    3,370   4,293   3,721
     Extraordinary items:
     Penalties for pre-payment
      of debt, net of tax           -       -      (412)   (412)     -       -       -
     Cumulative effect of
      change in accounting
      principles                    -       -       -       -        -       -       669
                                ------- ------- ------- -------  ------- ------- -------
     Net income                 $ 5,587 $ 3,172 $ 2,489 $ 1,566  $ 3,370 $ 4,293 $ 4,390
                                ======= ======= ======= =======  ======= ======= =======
     Per share data:
     Basic earnings             $1.34   $ .68       -       -        -       -       -
     Diluted earnings           $1.30   $ .68       -       -        -       -       -
     Cash dividends declared    $ .42   $ .20       -       -        -       -       -

     (1) 1996 includes a one-time FDIC SAIF assessment of $2,651,000 pre-tax, $1,697,000 after tax, incurred as a result of enactment of the Deposit Act. Excluding the one-time FDIC SAIF assessment, selected financial ratio calculation percentages are as follows:
          return on average assets, 0.76%; return on average equity, 7.17%;
          non-interest expense to average assets, 2.45%; efficiency ratio, 69.92%.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of average interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets.

     (3) Efficiency ratio represents total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.

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

          it seeks to offer superior service and competitive rates to maintain its existing core deposit base;

          it seeks, through enhanced marketing strategy, product cross selling and branch expansions, to increase its core deposit base;

          it seeks to manage its capital through analysis of current alternatives for capital deployment; and

          it seeks to reduce its exposure to interest rate risk by purchasing and originating (1) floating rate commercial loans, (2) consumer loans, (3) adjustable rate first mortgage loans ("ARM"), and
     (4) fixed rate first mortgage loans with terms to maturity of no more than fifteen years, as well as by emphasizing retention and growth of core deposits and investing in mortgage-backed securities, which it classifies as available for sale, and whose expected lives are comparable to five and ten year Treasury instruments.

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


                              RESULTS OF OPERATIONS

     As discussed more fully in the Notes to the Consolidated Financial
     Statements, the Company changed from a fiscal year end of March 31st to a calendar year end, effective with the calendar year commencing
     January 1, 1996. For purposes of setting forth a meaningful comparison for Management's Discussion and Analysis, years ended
     December 31, 1997, 1996 and 1995 are presented.


     Selected Consolidated Statements of Income

     Set forth on the next page are the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995. The information for the year ended December 31, 1997 and 1996 should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto, presented elsewhere herein. The consolidated statement of income for the year ended December 31, 1995 is unaudited, but in the opinion of management all adjustments
     (consisting of only normal recurring adjustments) necessary for a fair presentation of the results presented have been included.


                                                Year Ended December 31,
                                                -----------------------
                                                1997     1996     1995*
                                                ----     ----     ----
                                                (Dollars in thousands)

     INTEREST INCOME:
      Interest and fees on loans               $25,955  $21,206  $14,899
      Interest on mortgage-backed securities    21,577   19,377   14,382
      Interest and dividends on investment
       securities                                2,076    4,228    5,698
      Dividends on FHLBNY stock                    583      467      281
                                               -------  -------  -------
          Total interest and dividend income    50,191   45,278   35,260
                                               -------  -------  -------
     INTEREST EXPENSE:
      Deposits                                  16,481   16,827   15,437
      Borrowed funds                             8,903    6,829    2,864
                                               -------  -------  -------
          Total interest expense                25,384   23,656   18,301
                                               -------  -------  -------
     NET INTEREST INCOME                        24,807   21,622   16,959
      Provision for loan losses                    500      500      389
                                               -------  -------  -------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                           24,307   21,122   16,570
     NON-INTEREST INCOME:
      Services charges                           1,496    1,236    1,013
      Net loss on sales of securities               69   (1,093)    (340)
      Other                                        160    1,146    1,473
                                               -------  -------  -------
          Total other income                     1,725    1,289    2,146
                                               -------  -------  -------
     NON-INTEREST EXPENSE:
      Salaries and employee benefits             9,605    8,511    7,209
      Occupancy, net                             2,278    2,140    1,735
      Federal deposit insurance premiums           287    1,011    1,177
      FDIC SAIF assessment                          -     2,651       -
      Professional fees                            594      645      608
      Insurance premiums                           180      273      292
      Data processing                              621      390      328
      Foreclosed real estate expense, net           71      105      161
      Other                                      3,476    2,717    2,593
                                               -------  -------  -------
          Total operating expenses              17,112   18,443   14,103
                                               -------  -------  -------
          Income before income taxes and
            extraordinary item                   8,920    3,968    4,613
     Income taxes                                3,333      796    1,712
                                               -------   ------  -------
          Income before extraordinary item       5,587    3,172    2,901
     Extraordinary item-penalties for pre-
       payment of debt, net of tax                  -        -       412
                                               -------  -------  -------
          Net income                           $ 5,587  $ 3,172  $ 2,489
                                               =======  =======  =======

     *unaudited


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     General. Net income for the for the year ended December 31, 1997
     ("1997") was $5.6 million, or $1.30, per share, assuming dilution, as compared to $4.9 million, or $1.05, per share, assuming dilution, for the year ended December 31, 1996 ("1996"). Earnings during 1996 were affected by a one-time industry-wide assessment on thrift institutions to recapitalize the SAIF. The impact of this charge has been added back to the prior year results in order to normalize these comparisons. Inclusive of the one time SAIF assessment, the Company reported net income of $3.2 million, or $0.68, per share, assuming dilution, for the year ended 1996. Basic earnings per share were $1.34 for 1997 as compared to $1.05 for 1996 as adjusted, or $0.68 for 1996 inclusive of the SAIF assessment. Net income and earnings per share, assuming dilution, for 1997 increased 14.7% and 23.8%, respectively as compared to 1996. This increase is primarily the result of increased net interest income from the growth in average loans and investments at higher yields offset by an increase in borrowing costs due to increased average borrowing levels. Partially offsetting this net interest income growth was lower non-interest income and increased non-interest expense. In addition, the Company s average weighted shares outstanding during 1997 declined to 4,310,000 as compared to 4,662,000 during 1996, reflecting the Company's stock repurchase programs.

     Net Interest Income. Net interest income is the principal source of income for the Company and represents the difference between total interest and fees earned on loans, mortgage-backed securities and other investments, and total interest incurred on deposits and borrowed funds. Net interest income increased $3.2 million, or 14.7%, to $24.8 million for 1997 as compared $21.6 million for 1996. This increase resulted from a 5.3% growth in interest-earning assets and a 32 basis point increase in net interest margin. For 1997, net interest margin was 3.77% as compared to 3.45% for 1996. Increase in net interest income resulted primarily from higher yield on and growth in interest-earning assets, partially offset by increases in the cost of interest-bearing liabilities. Table 1 presents a summary of the Company's average balances, yields earned on average assets and costs incurred on average liabilities, and shareholders' equity for the years ended December 31, 1997, 1996, and 1995.

     Interest Income. Total interest and dividend income for 1997 increased to $50.2 million from $45.3 million for 1996, an increase of $4.9 million, or 10.9%, over the prior year. The average balance of interest-earning assets increased $33.5 million, or 5.3%, to $660.0 million for 1997 compared to $626.6 million for 1996. The related yields increased between the two periods to 7.61% from 7.23%.
     Throughout 1996, the Company changed its mix of interest-earning assets by purchasing one-to-four family residential mortgages, and selling lower yielding mortgage backed securities and debt securities.
     In addition, the Company has focused its efforts on originating higher yielding commercial and consumer loans reflecting increases in average balances of 304.1% and 7.0%, respectively in these portfolios. As a result, both the average balance and yield from interest-earning assets is higher for 1997. The average balance of first mortgage loans increased $47.7 million, or 20.7%, as a result of the prior year purchases partially offset by current year repayments, net of originations. However, yields on this portfolio decreased 10 basis points from 7.70% for 1996 to 7.60% for 1997, because of prepayments of higher yielding loans in the current low interest rate environment.

     Also for 1997, the yields on mortgage-backed securities increased due to sales of lower-yielding securities in 1996, and purchases during the current year of securities with yields in excess of the average yields in place for 1996. These factors combined to increase yields on mortgage-backed securities 61 basis points to 7.37% for 1997 compared to 6.76% for 1996. The average balance of the Company's mortgage-backed securities portfolio increased by 2.0%. Sales of lower-yielding debt securities during the fourth quarter of 1996 coupled with calls and maturities during 1997 caused the current year average balance to decline $32.9 million while increasing the average yield on the remaining portfolio 34 basis points to 6.86%.

     Interest Expense. Interest expense increased $1.7 million, or 7.3%, to $25.4 million for 1997 compared to $23.7 million for 1996.
     Interest expense on deposits decreased $0.3 million while interest expense on borrowed funds increased $2.1 million. The increase in borrowed funds was due to increased borrowing levels coupled with a 9 basis point rise in average costs. The decrease in interest expense on total deposits was primarily caused by decreases in higher costing certificates of deposit partially offset by growth in core deposits.

     Average borrowed funds during 1997 increased $35.1 million, or 28.3%, to $159.2 million as compared to $124.1 million for 1996. The increase in the average balance of borrowed funds reflects the Company's continued strategy to leverage its excess capital, and this growth funded the increase in commercial mortgage and business loans, consumer loans, and mortgage backed securities. In addition these funds were also used in part to support the repurchase of the Company's common stock and in part to liquidate certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rates. The cost of borrowed funds increased 9 basis points to 5.59% for 1997 from 5.50% for 1996. The increase in rates reflected the Company's decision to migrate a greater portion of its short term borrowed funds into longer term instruments which lessens the impact of changes in short-term borrowing rates. Of the outstanding borrowed funds at December 31, 1997, $14.2 million mature overnight and the balance has final maturity dates ranging from July
     2000 to September 2002. All have earlier call options at the lender's discretion. Borrowings of $86.0 million with interest rates ranging from 5.43% to 5.54% are first callable in 1998, and borrowings of $60.0 million with interest rates of 5.52% are first callable in November 1999.

     Total interest expense on deposits for 1997 totaled $16.5 million compared to $16.8 million for 1996. The decrease in interest expense on deposits resulted primarily from the decrease of higher costing certificates of deposit and the change in mix of deposits during 1997.
     Total average deposits increased $3.8 million during 1997 resulting from decreases in certificates of deposit of $14.8 million, offset by increases in savings, NOW and non-interest bearing deposits of $18.5 million. The weighted average cost of interest-bearing deposits during 1997 decreased 5 basis points from 3.88% in 1996 to 3.83% in 1997. Although average deposits increased during the current year, 1997 period-end deposit balances decreased $13.2 million primarily due to controlled runoff of certificates of deposit throughout the year.
     The Company's strategy during 1997 was to not match the competition's aggressive rates, unless management believes that relationships with deposit holders who have other deposits or loan relationships are in jeopardy. Core deposits partially offset this decrease with growth of $10.8 million, or 4.4%, over 1996 period-end balances as customer relationships were developed through continued marketing efforts.

     Table 1 presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs, and shareholders' equity at December 31, 1997. Table 1 also presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and shareholders' equity for the years ended December 31, 1997, 1996 and 1995. The average loan balances include non-accrual loans. The yields include loan fees which are considered adjustments to yields.

     Table 1:  Spread Analysis
                                               At December 31, 1997
                                               ---------------------
                                                 Actual    Average
                                                Balance  Yield/Cost
                                                -------  ----------
                                              (Dollars in thousands)
     Assets:
      Interest-earning assets:
       First mortgage loans                    $278,277     7.63%
       Consumer and other loans                  38,399     9.32
       Commercial business loans                 15,833     9.62
       Mortgage-backed securities               290,044     7.18
       Money market investment                      -         -
       Debt securities                           19,093     7.44
       FHLBNY stock                              10,260     8.77
                                               --------
          Total interest earning assets         651,906     7.58%
      Non-interest-earning assets                23,410     ----
                                               --------
          Total assets                         $675,316
                                               ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                        $142,399     2.91%
       NOW accounts                              47,564     1.52
       Money market accounts                     44,239     3.00
       Certificates of deposit                  185,236     5.04
       Borrowed funds                           160,300     5.59
                                               --------
          Total interest-bearing liabilities    579,738     4.21%
                                               --------     ----
     Non-interest bearing liabilities:
     Non-interest bearing deposits               24,440
     Other non-interest bearing liabilities       6,231
                                               --------
          Total non-interest bearing
            liabilities                          30,671
                                               --------
          Total liabilities                     610,409
     Shareholders' equity                        64,907
                                               --------
          Total liabilities and shareholders'
            equity                             $675,316
                                               ========
     Net interest income/net interest rate
      spread                                                3.37%
                                                            ====

     Net interest margin                                    3.86%
                                                            ====
     Ratio of interest-earning assets to
      interest-bearing liabilities                         113.52%
                                                           ======

                                                                             Year Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                         1997                        1996                        1995
                                               -------------------------  --------------------------  ---------------------------
                                              Average            Average  Average            Average  Average            Average
                                              Balance Interest Yield/Cost Balance Interest Yield/Cost Balance Interest Yield/Cost
                                              ------- --------  --------- ------- --------  --------- ------- --------  ---------
                                                                             (Dollars in thousands)
     Assets:
      Interest-earning assets:
       First mortgage loans                   $277,511  $21,101   7.60%  $229,850  $17,698    7.70%  $146,882  $12,199     8.31%
       Consumer and other loans                 36,312    3,500   9.64     33,950    3,176    9.35     26,711    2,700    10.11
       Commercial business loans                14,383    1,354   9.41      3,559      332    9.33        -        -         -
       Mortgage-backed securities              292,671   21,577   7.37    286,794   19,377    6.76    208,763   14,382     6.89
       Money market investment                     140       10   7.14      2,088      113    5.41      7,152      414     5.79
       Debt securities                          30,228    2,066   6.86     63,092    4,115    6.52     89,055    5,284     5.93
       FHLBNY stock                              8,800      583   6.63      7,224      467    6.46      3,649      281     7.70
                                              --------  -------          --------  -------           --------  -------
          Total interest earning assets        660,045   50,191   7.61%   626,557   45,278    7.23%   482,212   35,260     7.31%
      Non-interest-earning assets               19,477  -------   ----     17,153  -------    ----     14,762  -------     ----
                                              --------                   --------                    --------
          Total assets                        $679,522                   $643,710                    $496,974
                                              ========                   ========                    ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                       $139,964    4,082   2.92%  $131,368    3,658    2.78%  $112,416    2,895     2.58%
       NOW accounts                             48,535    1,166   2.40     45,275    1,285    2.84     46,158    1,296     2.81
       Money market accounts                    44,405    1,382   3.11     44,516    1,365    3.07     41,661    1,137     2.73
       Certificates of deposit                 197,828    9,851   4.98    212,585   10,519    4.95    209,848   10,109     4.82
       Borrowed funds                          159,234    8,903   5.59    124,087    6,829    5.50     38,464    2,864     7.45
                                              --------  -------          --------  -------           --------  -------
          Total interest-bearing liabilities   589,966   25,384   4.30%   557,831   23,656    4.24%   448,547   18,301     4.08%
                                              --------  -------   ----   --------  -------    ----    -------  -------     ----
     Non-interest bearing liabilities:
     Non-interest bearing deposits              20,033                     13,237                       9,208
     Other non-interest bearing liabilities      5,627                      4,708                       5,162
                                              --------                   --------                    --------
          Total non-interest bearing
            liabilities                         25,660                     17,945                      14,370
                                              --------                   --------                    --------
          Total liabilities                    615,626                    575,776                     462,917
     Shareholders' equity                       63,896                     67,934                      34,057
                                              --------                   --------                    --------
          Total liabilities and shareholders'
            equity                            $679,522                   $643,710                    $496,974
                                              ========                   ========                    ========
     Net interest income/net interest rate
      spread                                            $24,807   3.31%            $21,622    2.99%            $16,959     3.23%
                                                        =======   ====             =======    ====             =======     ====

     Net interest margin                                          3.77%                       3.45%                        3.52%
                                                                  ====                        ====                         ====
     Ratio of interest-earning assets to
      interest-bearing liabilities                              111.88%                     112.32%                      107.51%
                                                                ======                      ======                       ======


     Table 2 presents the relative contribution of changes in the volume of interest-earning assets and interest-bearing liabilities to changes in net interest income for the periods indicated. Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include non-accrual loans.

     Table 2:  Rate/Volume Analysis

                                         Year Ended December 31, 1997      Year Ended December 31, 1996
                                            Compared to Year Ended            Compared to Year Ended
                                              December 31, 1996                 December 31, 1995
                                      ---------------------------------   ------------------------------

                                          Increase (Decrease)In Net         Increase (Decrease)In Net
                                            Interest Income Due To            Interest Income Due To
                                            ----------------------            ----------------------

                                                         Rate/                             Rate/
                                     Volume     Rate     Volume   Net     Volume    Rate  Volume    Net
                                     ------     ----     ------   ---      ------   ----  ------    ---
                                                            (Dollars in thousands)
     Interest-earning assets:
      First mortgage loans            $3,670    $ (221)  $ (46)  $3,403   $6,891  $(889)  $ (503)  $5,499
      Consumer and other loans           221        96       7      324      759   (202)     (81)     476
      Commercial business loans        1,010         3       9    1,022      332     -        -       332
      Mortgage-backed securities         397     1,769      34    2,200    5,376   (277)    (104)   4,995
      Money market investments          (105)       36     (34)    (103)    (293)   (27)      19     (301)
      Debt securities                 (2,143)      216    (122)  (2,049)  (1,540)   524     (153)  (1,169)
      FHLBNY stock                       102        12       2      116      275    (45)     (44)     186
                                      -------   ------   -----   ------   ------  -----   ------   ------
          Total                        3,152     1,911    (150)   4,913   11,800   (916)    (866)  10,018
                                      ------    ------   -----   ------   ------  -----   ------   ------
     Interest-bearing liabilities:
      Deposits                          (117)     (231)      2     (346)     892    472       26    1,390
      Borrowed funds                   1,934       109      31    2,074    6,375   (747)  (1,663)   3,965
                                      ------    ------   -----   ------   ------  -----   ------   ------
          Total                        1,817      (122)     33    1,728    7,267   (275)  (1,637)   5,355
                                      ------    ------   -----   ------   ------  -----   ------   ------
     Net change in net interest
      income                          $1,335    $2,033   $(183)  $3,185   $4,533  $(641)  $  771   $4,663
                                      ======    ======   =====   ======   ======  =====   ======   ======

     Provision for Loan Losses. The provision for loan losses for 1997 was $500,000, equal to the amount recorded for 1996. The provision for 1997 was determined by management after review of, among other things, the composition of the Company's loan portfolio, the risk inherent in the Company's lending activities and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which may warrant recognition in order to maintain the allowance for loan losses at levels sufficient to cover estimated losses. At December 31, 1997, allowance for loan losses was $2.8 million compared to $2.6 million at December 31, 1996, an increase of $0.2 million, or 8.4%. As of December 31, 1997, non-performing loans, which consist of non-accrual loans and accruing loans delinquent 90 days or more, decreased $0.2 million, or 8.6%, to $2.5 million at December 31, 1997 from $2.7 million at December 31, 1996. The coverage ratio of allowance for loan losses to non-performing loans and also to net loans at December 31, 1997 was 113.18% and 0.85%, respectively, as compared to 95.43% and 0.80%, respectively at December 31, 1996.

     Non-interest Income. Non-interest income, exclusive of gains and losses on sales of investment securities, was $1.7 million for 1997, $726,000 less than 1996. The prior year's non-interest income includes $917,000 from the collection of unaccrued interest associated with loans whose principal had been repaid in prior periods, with no like events occurring during the current year. Excluding this item, non-interest income increased $191,000, or 13.0%, for 1997 as compared to the same period during 1996. This increase resulted primarily from increased deposit account maintenance and service fees, surcharges, and earnings related to annuity sales partially offset by fewer mortgage late penalties.

     During 1997, the Company realized a gain of $0.1 million from the sales of securities compared to a loss of $1.1 million for 1996. Proceeds from the sales of securities during 1997 approximated $42.6 million and were primarily used to repay short-term borrowings. Proceeds from the 1996 sales approximated $110.8 million and were used in conjunction with additional borrowings and deposits, to fund loan growth and for redeployment into higher-yielding securities.

     Non-interest Expense. Non-interest expense totaled $17.1 million for 1997, an increase of $1.3 million, or 8.4%, as compared to $15.8 million for 1996, exclusive of the one-time SAIF assessment. Inclusive of the one-time SAIF assessment, total non-interest expense decreased $1.3 million, or 7.2%, from $18.4 million for 1996 to $17.1 million for 1997.

     Salaries and employee benefits expenses for 1997 increased $1.1 million, or 12.9%, compared to the prior year. Of this amount, salaries expense increased $0.3 million and employee benefit expenses increased $0.8 million. Salaries expense increased primarily as a result of two new branches opened during 1996, whose operations are fully reflected in the current year, and staffing costs for commercial and institutional loan officers and support hired during 1996. There is limited expense for these items in the prior year. In addition, the current year also includes normal wage and salary increases. Employee benefit expense for 1997 includes an increase of $221,000 related to the Company's Employee Stock Ownership Plan ("ESOP") program over the same period of the prior year due to increases in the market value of the Company's stock for the current year period. ESOP expense is included as compensation based on the market value of the shares awarded. The current year also includes increased expense of $457,000 for the Recognition and Retention Plan for Executive Officers and Employees ("Employee RRP"). Such plans was in effect for the full year of 1997 versus one-half year in 1996.

     Occupancy costs which include leasehold improvements, furniture, fixtures and equipment ("FF&E"), rent and other occupancy related maintenance costs increased $0.2 million, or 6.4%, to $2.3 million for 1997 as compared to $2.1 million for 1996. The current year increase primarily resulted from higher leasehold and FF&E depreciation related to the facilities refurbishment initiative started during 1996 along with the installation of a new operating system which was installed during the latter part of 1996. Partially offsetting this increase were lower rent costs which resulted from a branch closing and lease buyout during 1996, and lower utility and maintenance costs incurred during 1997.

     Federal deposit insurance premiums decreased $0.7 million, or 71.6%, to $0.3 million for 1997 from $1.0 million for 1996. This decrease was principally the result of lower assessment fees charged on deposits during the full year 1997 due to the recapitalization of the SAIF during the third quarter of 1996.

     Data processing costs increased $0.2 million, or 59.2%, to $0.6 million for 1997 from $0.4 million for 1996. The increase resulted from full year costs incurred during 1997 for a new upgraded operating system and its applications, which became operational during the second half of 1996.

     Insurance premiums expense decreased $0.1 million, or 34.1%, to $0.2 million for 1997 compared to $0.3 million for the prior year. The current year decrease resulted primarily from a net lower cost for insurance coverage.

     Other non-interest expense increased $0.8 million to $3.5 million for 1997 compared to $2.7 million for 1996. Advertising, marketing, and related printing were increased during 1997 as part of the Company's efforts to increase loan and core deposit growth. In addition, loan and deposit operations costs increased during 1997 as a result of greater transactional volumes from the prior year. Also, 1997 reflects this full year's cost for the Recognition and Retention Plan for Outside Directors ("Director RRP"), whereas these costs are only reflected in the second half of the prior year.

     Income Tax Expense. Income tax increased $2.5 million to $3.3 million for 1997 compared to $0.8 million for 1996. Income tax expense for 1997 reflects the tax effect of the pre-tax income recognized in 1997. Income taxes for 1996 reflect the tax effect of the pre-tax income recognized for 1996, partially offset by a reversal of a $702,000 tax liability previously established, which expired during 1996.

                               FINANCIAL CONDITION

     Total assets increased $39.3 million, or 6.2%, to $675.3 million at December 31, 1997 from total assets of $636.0 million at December 31, 1996. The increase was primarily attributable to increases in mortgage-backed securities and loans outstanding. Partially offsetting this growth were decreases in debt and equity securities. The growth in assets was primarily funded through FHLBNY borrowings and by increased core deposits. In addition, lower cost borrowed funds were used to fund the liquidation of higher rate certificates of deposit.

     At December 31, 1997, shareholders' equity was $64.9 million, a decrease of $2.0 million compared to $66.9 million at December 31, 1996. The ratios of shareholders' equity to total assets were 9.61% at December 31, 1997 and 10.52% at December 31, 1996. The decrease from December 31, 1996 resulted principally from the purchase on the open market and retirement of 427,497 shares of common stock for $7.8 million at an average price of $18.20 per share, and the payment of four quarterly dividends totaling $1.8 million. Partially offsetting these decreases were net income of $5.6 million, a reduction of $1.3 million in the unallocated and unearned ESOP, Employee RRP, and Director RRP shares, a net increase of $0.6 million (net of taxes) in the in the market value of the investment portfolio, and a tax benefit for RRP shares earned.

     LENDING ACTIVITIES

     Loan Portfolio Composition. At December 31, 1997, the Company had total loans of $334.6 million compared to $327.1 million at December 31, 1996. The largest portion of the portfolio, $244.4 million, or 73.0%, was one-to-four family first mortgage loans. Other loan categories within the portfolio consist of: consumer loans of $38.5 million, or 11.5% of the loan portfolio, and are primarily comprised of fixed rate second mortgage loans and FHA Title One insured home improvement loans; commercial mortgage and multi-family loans of $31.4 million, or 9.4% of the loan portfolio; commercial business loans of $16.1 million, or 4.8% of the loan portfolio; and acquisition, development, and construction loans of $4.3 million, or 1.3% of the loan portfolio.

     The types of loans that the Company may originate or purchase are subject to Federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by the Company's competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

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

     During 1997, as a result of a tightened interest rate environment and increased competition, total one-to-four family first mortgage loans decreased $21.4 million, or 8.0%, to $244.4 million at December 31, 1997 from $265.7 million at December 31, 1996. This decrease reflected normal principal amortization and accelerated prepayments, partially offset by originations of $9.7 million of one-to-four family first mortgage loans. The Company did not emphasize one-to-four family lending during 1997, as the spreads between competitive rates being offered and the cost of funding with consideration of credit and duration risks, was not a sufficient incentive for new investment. Of the one-to-four family first mortgage loans outstanding at the current year end, 82.2% were ARM loans and 17.8% were fixed rate 15 and 30 year loans. The interest rate adjustment period on ARM loans ranges between 1 and 10 years, and as of December 31, 1997, the weighted average adjustment period approximated 3.0 years. The Company may offer ARM loans on which the interest rate for an initial period may be less than the fully indexed rate, although to be eligible, the Company requires that the borrower qualify for the maximum payment possible after the initial interest rate adjustment. ARM and fixed rate mortgages are originated for a term of up to 30 years. The Company generally charges origination fees of up to 2.0% on one-to-four family residential mortgage loans.

     Generally, ARM loans pose credit risks different from the risks in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

     The Company has emphasized and plans to continue to emphasize the origination of commercial business, commercial mortgage, and multi-family loans from in and around its market area. The current non-residential loan portfolio consists of loans to businesses located in and secured by properties in New Jersey. As a result of the Company's emphasis, these loans continue to be the fastest growing segment of the Company's loan portfolio.

     The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings and warehouses. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. The loans are usually made in amounts up to 75% of the appraised value of the property securing the loan. Adjustable rate commercial and multi-family real estate loans provide for a margin over either the U.S. Treasury security adjusted to a constant maturity of five years, with periodic adjustments after five years, or the Prime Rate as reported in the Wall Street Journal, or to a lesser extent, the Company also offers commercial and multi-family real estate loans with a margin over short-term U.S. Treasury securities or tied to other published indices. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company generally requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Company's Board of Directors. Updated financial statements are generally obtained, reviewed and analyzed annually to assure the strength of the borrower.

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

     Commercial Business Loans. During 1997, the Company continued with its strategy of focusing its efforts on the origination of commercial business loans. These loans are secured by business assets other than real estate such as equipment, inventory, machinery, accounts receivable, and vehicles, and are usually guaranteed by principals of the business. Commercial business loans are in amounts which range from $50,000 to $2,500,000 at interest rates which are indexed to the prime rate, and for durations which coincide with the nature of the collateral, but not beyond ten years. The Company's target market is enterprises with annual sales between $1 million and $25 million. Commercial business loans present a higher level of risk than do loans secured by one-to-four family residences. The Company underwrites these loans by analyzing the current financial condition of the borrower including current and expected cash flows and historical and projected financial performance. The Company also analyzes the value of the collateral available as security, and the borrower's credit history. The Company seeks to maintain an active relationship with its commercial business borrowers in order to service their banking needs, and to keep current with their financial and operational condition.

     At December 31, 1997, the Company's total loan portfolio included $31.4 million, or 9.4% of commercial and multi-family mortgage loans and $16.1 million, or 4.8% of commercial business loans. The combined total of $45.5 million at December 31, 1997 compares to $26.2 million of like loans at December 31, 1996. In addition, at December 31, 1997, $4.3 million, or 1.3% of the Company's total loan portfolio consisted of construction loans, an increase of $3.9 million as compared to $0.4 million at December 31, 1996. The growth in these product lines has been the consequence of management's strategy to develop higher yielding, variable rate based, non-residential loans. This strategy helps to diversify the Company's loan offerings and portfolio mix.

     Consumer Loans. The Company offers second mortgages secured by owner-occupied residences wherein the property may not be encumbered by other than a first mortgage loan. These loans are generally subject to a 75% combined loan-to-value limitation, including any other outstanding mortgage or lien on the property. As of December 31, 1997, second mortgage loans amounted to $18.1 million, or 5.4% of total loans, an increase of $0.8 million, or 4.7%, from December 31, 1996.

     The Company also originates and purchases FHA Title 1 improvement loans. It originates these loans both on a direct basis and through a network of improvement contractors/dealers who are approved by the Company under FHA guidelines. The Company purchases FHA Title 1 improvement loans from FHA approved lenders who have originated the loans in accordance with the Company's lending criteria and within FHA underwriting guidelines. These guidelines provide for more liberal equity and debt to income ratios than for non-FHA improvement loans. In the event of default, the FHA insures 90% of the principal balance plus accrued interest. The interest rates are normally higher than the interest rates for one-to-four family mortgage loans due to the more liberal underwriting standards. FHA Title 1 improvement loans amounted to $15.1 million, or 4.5% of total loans at December 31, 1997 compared to $13.6 million as of December 31, 1996, an increase of $1.5 million, or 11.0%.

     Remaining other loans are home equity lines of credit, other home improvement loans, secured and unsecured personal loans, and automobile loans.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

     Table 3:  Composition of Loan Portfolio

                                           At December 31,                              At March 31,
                          -------------------------------------------------   -------------------------------
                                1997              1996            1995             1995            1994
                          ----------------   --------------- ---------------  --------------  --------------

                                    Percent         Percent           Percent         Percent         Percent
                                      of               of               of               of              of
                            Amount   Total   Amount  Total   Amount    Total  Amount   Total   Amount  Total
                            ------   -----   ------  -----   ------    -----  ------   -----   ------  -----
                                                          (Dollars in thousands)

     First mortgage
     loans:
      One-to-four
       family             $244,364   73.0%  $265,748  81.2% $157,686   79.0% $137,317   79.0% $151,683   80.1%
      Multi-family          12,190    3.6      7,725   2.4     4,742    2.4     3,978    2.3     4,217    2.2
      Non-residential       19,219    5.8      9,304   2.9     4,055    2.0     1,987    1.1     2,600    1.4
      Construction           4,325    1.3        404    .1     3,707    1.9     4,217    2.4     4,924    2.6
      Land                     -       -         -      -         40      -     1,017     .6     2,250    1.2
                          --------  -----   -------- -----  --------  -----  --------  -----  --------  -----
       Total first
        mortgage loans     280,098   83.7    283,181  86.6   170,230   85.3   148,516   85.4   165,674   87.5
                          --------  -----   -------- -----  --------  -----  --------  -----  --------  -----

     Commercial business    16,066    4.8      9,210   2.8      -        -       -        -       -        -
                          --------  -----   -------- -----  --------  -----  --------  -----  --------  -----
     Consumer loans:
      Second mortgage       18,110    5.4     17,295   5.3    13,938    7.0    12,493    7.2    11,543    6.1
      FHA insured home
       improvement          15,115    4.5     13,613   4.2    12,527    6.3    10,611    6.1     9,701    5.1
      Unsecured consumer     1,896     .6      1,829    .6     1,088     .6       489     .3       382     .2
      Home equity lines
       of credit             1,485     .4      1,147    .4     1,263     .6     1,344     .8     1,544     .9
      Automobile loans         596     .2        413    .1        87     -         -      -        -       -
      Home improvement       1,051     .3        154    -          6     -         -      -        -       -
      Other                    197     .1        256    -        422     .2       397     .2       450     .2
                          --------  -----   -------- -----  --------  -----  --------  -----  --------  -----
       Total consumer
        loans               38,450   11.5     34,707  10.6    29,331   14.7    25,334   14.6    23,620   12.5
                          --------  -----   --------  ----  --------  -----  --------  -----  --------  -----
     Total loans           334,614  100.0%   327,098 100.0%  199,561  100.0%  173,850  100.0%  189,294  100.0%
                                    =====            =====            =====            =====            =====
      Less (plus):
       Unearned discounts/
       (premiums) and
       deferred loan fees,
       net                    (728)             (985)             547             893            1,099
       Allowance for loan
        losses               2,833             2,613            3,241           3,048            2,818
                          --------          --------         --------         --------        --------
        Total loans, net  $332,509          $325,470         $195,773         $169,909        $185,377
                          ========          ========         ========         ========        ========

     Credit Quality. Maintenance of asset quality is one of management's most important objectives. Management reviews delinquent loans on a continuous basis and, through an Asset Review Committee which meets quarterly to review the Company's loan portfolio, makes changes in the classification of assets which the Committee deems necessary. The Company hires outside counsel experienced in collections and foreclosure to pursue collections and to institute foreclosure and other procedures on the Company's delinquent loans.

     Lending policies are reviewed and approved annually by the Board of Directors of the Company. Credit approval limits have been established for each of the Company's loan officers, however, the Company's Loan Committee approves all credit extensions exceeding $500,000. It is the Company's policy for loans secured by real estate that an appraisal be obtained to ensure adequate value of the secured property and that title insurance be obtained on all first mortgage loans. The Company has engaged an independent consulting firm which specializes in loan reviews to perform loan reviews and provide independent reports to the Company's Board of Directors quarterly. In addition, loan officers monitor the Company's loans outstanding to identify potentially deteriorating loan situations which are reported to the Asset Review Committee. This process allows management to implement a strategy to address potential credit concerns on a timely basis. The Company's internal Audit Department reviews loan documentation and collateral as part of its regular audit procedures.

     Delinquent Loans and Foreclosed Assets

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the savings institution will sustain "some loss" if the deficiencies are not corrected.
     Assets classified as "doubtful" have all of the weakness inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that have exhibited some potential weakness that, if not corrected, could increase the level of risk in the future.

     At December 31, 1997, the Company had loans categorized as special mention of $1.2 million, which consisted of $0.4 million in first and second mortgage loans, and $0.8 in commercial mortgage loans. Substandard assets totaled $4.7 million and consisted of $0.4 million in real estate owned ("REO"), $2.2 million in commercial loans, $1.7 million in first and second mortgage loans, and $0.4 million in consumer loans. In addition, at that date, the Company had doubtful loans of $0.3 million consisting of first and second mortgage loans and $0.1 million of loans classified as loss which are fully reserved.

     REO is transferred from the loan portfolio at the lower of cost or estimated fair value. If the estimated fair value is lower than cost, such difference is charged to the allowance for loan losses at the time of transfer. The Company also maintains a loss allowance for other real estate losses for subsequent declines to reduce the carrying book value to the estimated fair value of REO and estimated costs to sell.

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

     Table 4 below sets forth information regarding the Company's non-performing assets. At December 31, 1997, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and SFAS No. 114 issued by the Financial Accounting Standards Board ("FASB"):


     Table 4: Non-performing Assets

                                         At December 31,        At March 31,
                                     ------------------------  ---------------

                                       1997    1996    1995    1995      1994
                                       ----    ----    ----    ----      ----
                                                   (Dollars in thousands)

     Mortgage loans delinquent 90
       days more and still accruing  $  255   $  404  $  647  $  558   $   714
     Non-accrual delinquent
       mortgage loans                 1,767    1,884   1,472   1,802     5,653
     Non-accrual construction
      loans                              -        -    3,273   3,954     4,924
     Non-accrual commercial loans        38       -       -       -         -
     Other non-performing loans
       delinquent 90 days or more       443      450     229     259       310
                                     ------   ------  ------  ------   -------
        Total non-performing loans    2,503    2,738   5,621   6,573    11,601
     Total REO                          440      563     652     825     1,487
                                     ------   ------  ------  ------   -------
        Total non-performing
          assets                     $2,943   $3,301  $6,273  $7,398   $13,088
                                     ======   ======  ======  ======   =======
     Non-performing loans to total
       net loans                       0.75%    0.84%   2.87%   3.87%     6.26%
                                       ====     ====    ====    ====      ====
     Non-performing assets to
       total net loans and REO         0.88%    1.01%   3.19%   4.33%     7.00%
                                       ====     ====    ====    ====      ====
     Non-performing loans to total
       assets                          0.37%    0.43%   1.01%   1.38%     2.45%
                                       ====     ====    ====    ====      ====
     Non-performing assets to
       total assets                    0.44%    0.52%   1.12%   1.56%     2.76%
                                       ====     ====    ====    ====      ====
     Allowance for loan losses to
       non-performing loans          113.18%   95.43%  57.66%  46.37%    24.29%
                                     ======    =====   =====   =====     =====
     Allowance for loan losses to
       total net loans                 0.85%    0.80%   1.66%   1.79%     1.52%
                                       ====     ====    ====    ====      ====

     In addition to the loans included in the risk elements table above, the Company has at December 31, 1997, 48 loans delinquent between 31 days and 90 days totaling $729,000. These loans also have been considered in the analysis of the adequacy of the allowance for loan losses.

     For the years ended December 31, 1997, 1996, and 1995, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, approximated $0.1 million, $0.2 million, and $0.4 million, respectively. Also, for the years ended December 31, 1997, 1996, and 1995, the amount of interest income on non-performing loans that was included in income approximated $80,000, $75,000, and $21,000, respectively.

     The Company's REO before allowance for losses on REO, was $638,000 at December 31, 1997 as compared to $741,000 at December 31, 1996. During 1997, $275,000 of new REO was acquired which was offset by the sale of $378,000 in existing REO properties. The sales of REO reflects the continued efforts by the Company to dispose of REO outstanding in a timely manner.

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

     INVESTMENT ACTIVITIES

     The Company's earning assets, other than loans receivable, are its mortgage-backed securities, debt and equity securities, and Federal funds sold. Mortgage-backed securities are directly insured or guaranteed by the GNMA, FNMA or FHLMC. Debt and equity securities primarily consist of U.S. Government and agency securities, and corporate debt. At December 31, 1997, investments increased $30.4 million, or 10.5%, to $319.4 million compared to $289.0 million at December 31, 1996. During 1997, mortgage-backed securities increased $49.1 million, or 20.4%, primarily from the purchase of $148.2 million of these securities which replaced lower-yielding securities sold during the third and fourth quarters of 1996. Partially offsetting the purchases were mortgage-backed security sales of $42.6 million and $56.5 million of principal amortization and accelerated prepayments due to falling interest rates during the second half of the year. Offsetting the net increase in mortgage-backed securities were reductions of debt securities of $21.2 million, or 52.6%, resulting from $31.0 million of calls and maturities, partially offset by purchases of $9.6 million.

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

     Current regulatory and accounting guidelines regarding investment portfolio policy require securities to be classified as "held to maturity", "available for sale" or "trading." In November 1995, the FASB issued "Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" within which there was offered transition guidance permitting an enterprise to reassess the appropriateness of the classifications of all of its securities before December 31, 1995.
     The Company reassessed its classifications and on December 5, 1995, it transferred all of its securities previously classified as held to maturity, with an amortized cost of $291.3 million, to the available for sale classification. The related unrealized gain as of the date of transfer was $1,548,000 which has been recognized and reported, net of income tax of $557,000, as a separate component of shareholders' equity. At December 31, 1997 and 1996, all of the Company's securities were classified as available for sale. Decisions to purchase or sell these securities are made within the framework of the Company's investment policy and are based on economic conditions including changes in interest rates, liquidity, and asset liability management strategies.


     The following table sets forth the composition of the Company's investment in Federal funds sold, debt and equity securities and FHLBNY stock at the dates indicated:

     Table 5:  Federal Funds Sold, Debt and Equity Securities

                                            At December 31,
                              --------------------------------------------
                                  1997            1996           1995
                             --------------   -------------  -------------

                                    Percent          Percent         Percent
                                       of               of             of
                             Amount  Total   Amount   Total  Amount   Total
                             ------  -----   ------   -----  ------   -----
                                         (Dollars in thousands)
     Federal funds sold     $  -        - %  $  -       - % $ 1,650     1.9%
     Debt and equity
       securities:
      U.S. Government and
       agency securities     14,819   50.5    40,103  83.5   80,017    93.7
      Corporate debt          4,065   13.8       -      -       -        -
      Other                     209     .7       140    .3      109      .1
                            -------  -----   -------  ----   ------    ----
     Sub-total               19,093   65.0    40,243  83.8   81,776    95.7
     FHLBNY stock            10,260   35.0     7,768  16.2    3,627     4.3
                            -------  -----   -------  ----   ------    ----
     Total Federal funds
      sold, debt and
      equity securities
      and FHLBNY stock      $29,353  100.0%  $48,011 100.0% $85,403   100.0%
                            =======  =====   ======= =====  =======   =====

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of its total portfolio at the dates indicated:


     Table 6:  Mortgage-backed Securities

                                              At December 31,
                             --------------------------------------------------
                                  1997             1996              1995
                             --------------   --------------   ----------------
                                    Percent           Percent           Percent
                                       of               of                of
                            Amount   Total   Amount    Total   Amount    Total
                            ------   -----   ------    -----   ------    -----
                                          (Dollars in thousands)
     Mortgage-backed
      securities:
       GNMA                $ 88,692    31.5% $ 77,717   33.0%   $ 51,435   20.1%
       FHLMC                109,206    38.7    92,262   39.1     107,021   41.7
       FNMA                  84,111    29.8    65,706   27.9      97,919   38.2
                           --------   -----  --------   ----     -------   ----
     Total mortgage-
      backed securities     282,009   100.0%  235,685  100.0%    256,375  100.0%
                                      =====            =====              =====
     Unamortized
      premiums, net           8,035             5,289              3,732
                           --------          --------             ------
     Mortgage-backed
      securities, net      $290,044          $240,974           $260,107
                           ========          ========           ========

     DEPOSITS

     Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company does not actively solicit brokered deposits. In addition to deposits, the Company's sources of funds are primarily borrowings from the FHLBNY, loan and investment security repayments and cash flow generated from operations including interest payments on loans and investment securities and fees. See "Liquidity and Capital Resources."

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company presently offers passbook accounts, demand deposit accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts ("IRA's"). The Company emphasizes retention of its core deposits, as management believes that these deposits are a much more stable source of funds and are less sensitive to changes in the market level of interest rates. However, depending on its funding needs, interest rate risk management and other considerations, the Company may from time to time emphasize the origination of certificates of deposit. At December 31, 1997 and 1996, the percentage of core deposits to total deposits was 58.3% and 54.2%, respectively.

     At December 31, 1997, deposits were $443.9 million compared to $457.1 million at December 31, 1996, a decrease of $13.2 million. During 1997, the Company's strategy was, and continues to be, to not match the competitions' aggressive interest rates unless the Company believes that relationships with deposit holders who have other deposit or loan relationships are in jeopardy. As a result, higher costing certificates of deposit, through controlled runoff, decreased from $209.2 million at December 31 1996 to $185.2 million at December 31, 1997. Also during 1997, through the Company's continuing cross selling efforts, marketing strategy and development of new customer relationships, core deposits grew from $247.8 million at December 31, 1996 to $258.6 million at December 31, 1997. The majority of the core deposit growth during 1997 was in non-interest-bearing deposit accounts which increased $8.1 million, or 49.3%. This increase resulted primarily from new commercial and municipality relationships.

     During calendar year 1998, $156.8 million of the Company's certificates of deposit will be maturing. Certificates currently carry interest rates ranging from 2.50% to 7.07% and a weighted average interest rate of 5.04%. As of December 31, 1997, the Company's current interest rates offered, for certificates with similar maturities, were between 2.90% and 5.50%. Management does not believe that the maturity of these time deposits will have a material impact to the Company's liquidity.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and repay maturing borrowed funds in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities and funds provided by operations. At December 31, 1997, the Company had total liquid assets (consisting of cash and amounts due from banks, Federal funds sold, debt, equity and mortgage-backed securities, having final maturities within one year, and accrued interest from debt and mortgage-backed securities), which represented 0.9 % of total assets and 1.4% of total deposits at December 31, 1997. At December 31, 1997 the Company had available to it $19.5 million under a line of credit with the FHLBNY, expiring October 31, 1998 and approximately $21.5 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $52.0 million in unpledged debt, equity and mortgage-backed securities which could be used to collateralize additional borrowings. Finally, all of the Company's securities are available for sale.

     At December 31, 1997, capital resources were sufficient to meet outstanding loan commitments of $26.7 million, commitments on unused lines of credit of $8.6 million and commercial letters of credit of $1.5 million. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1997 totaled $156.8 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, experience indicates that a significant portion of such deposits should remain with the Company.

     In addition to $8.6 million of funds provided from 1997 operating activities, the Company's current year principal funding needs were primarily provided by net increases on advances from the FHLBNY of $53.1 million, and net proceeds received on debt securities of $21.4 million. During 1997, cash provided was principally used for investing and financing activities. Purchases of mortgage-backed
     securities, net of repayments and sales, totaled   $49.1 million and
     origination and purchase of loans exceeded principal collections by $8.0 million. In addition, funds used for financing activities included decreases in deposits, principally to liquidate high costing certificates of deposit, purchase and retirement of the Company's common stock, and for 1997 dividend payments.

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

     Liquidity management is an important function and component of managements strategy. It allows the Company to support asset growth while satisfying the borrowing need and deposit withdrawal requirements of customers. As interest rates increase or decrease based on the economic environment, management determines the Company's anticipated funding requirements and the best source and duration of funding available. Interest rate market conditions determine the duration and level of borrowed funds the Company will use to leverage its excess capital. Purchases of mortgage-backed securities continued to increase through 1997, as the Company sought to further balance and replace lower-yielding mortgage-backed and debt securities sold during the third and fourth quarter of 1996 with higher yielding intermediate term mortgage-backed securities. These purchases along with loan growth during 1997 were funded with borrowings from the FHLBNY.
     During 1997, the Company increased and extended the term of its borrowings. Of the outstanding borrowed funds at December 31, 1997, $14.2 million mature overnight and the balance has final maturity dates ranging from July 2000 to September 2002. All have earlier call options at the lender's discretion. Borrowings of $86.0 million with interest rates ranging from 5.43% to 5.54% are first callable in 1998, and borrowings of $60.0 million with interest rates of 5.52% are first callable in November 1999.


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     General. Net income for the year ended December 31, 1996 ("1996"), was $3.2 million, or $0.68 per share basic and diluted, as compared to $2.5 million for the year December 31, 1995 ("1995"). 1996 includes a pre-tax charge of $2,651,000, representing the Company's portion of a one-time industry-wide assessment on thrift institutions to recapitalize the SAIF. The assessment reduced net income by $1,697,000, or $0.37 per share, basic and assuming dilution.
     Exclusive of the SAIF assessment, the net income of the Company for 1996 was $4.9 million, or $1.05 per share basic and assuming dilution, which is an increase of $2.4 million over 1995 net income. This increase is primarily the result of increased loans and investments, which the Company has made since September 1995, that has lead to higher net interest income, partially offset by increased non-interest expense incurred to position the Company for the growth which it has experienced.

     Net Interest Income. Net interest income of $21.6 million for 1996 increased $4.6 million, or 27.5%, from $17.0 million in 1995. This increase is the result of an increase in interest income larger than the increase in interest expense.

     Interest Income. Interest income of $45.3 million was up $10.0 million, or 28.4%, in 1996 over 1995 interest income of $35.3 million. The increase reflects a 30% rise in average interest-earning assets during 1996 compared to 1995, as a result of asset investments funded by: (1) the proceeds of the Company's initial public offering at the end of September 1995; (2) increased borrowing during 1996 from the FHLBNY; and (3) increased core deposits during 1996.

     The average balance of total interest-earning assets for 1996 increased $144.3 million to $626.6 million from $482.2 million during 1995, principally from growth in first mortgage lending and from fourth quarter 1995 investments in mortgage-backed securities. During 1996, as part of its strategy to grow and diversify its assets, the Company increased its net loan portfolio 66% including non-residential mortgages and commercial loans, which increased to $18.5 million at December 31, 1996 compared to $4.1 million at December 31, 1995. In addition, during 1996 a full year's income was earned from investments made during the 1995 fourth quarter.

     The Company's mortgage lending in 1996 was at market rates which were less than those imbedded in its prior year's average balances. This was largely offset by redeployment of proceeds from sales of lower yielding securities into higher yielding assets. The combined effect of these factors upon average yields for 1996 was a reduction of 8 basis points to 7.23% from 7.31% in 1995.

     The decrease in the actual balance of interest-earning assets at December 31, 1996 as compared to the 1996 average balance reflects the sale during the latter part of 1996 of mortgage-backed securities and debt securities, which were all held as available for sale. The proceeds were used to repay borrowings and to fund growth in the Company's net loan portfolio. The increase in average yield on the balance sheet for December, 1996 over the average yield for the full year 1996 reflects the change in the mix of the interest-earning assets which occurred during the latter part of 1996. This increased the yield on interest-earning assets by 21 basis points to 7.44% at December 31, 1996 as compared to 7.23% for the year ended 1996.

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

     The average balance of interest-bearing deposits increased $23.6 million, or 5.8%, to $433.7 million for 1996 from $410.1 million in 1995. Also, the average cost of interest-bearing deposits grew to 3.88% during 1996 as compared to 3.76% for the previous year. This cost increase primarily reflects the full period's effect of changes in the Company's costs of certificates of deposit made when the Company began, in late 1994, to market CD's with competitive rates, generally for terms of less than 18 months in conjunction with advertising campaigns geared toward re-emphasizing the Company's presence in its markets. Although these rates were not the highest in the Company's market territory, they were higher than those it traditionally offered. It continued with these rate offerings when the Company opened new branches in June and December of 1995 and March and October of 1996. In addition, interest rates on savings accounts have increased as a result of paying bonuses on statement savings accounts, on a limited basis, to customers of those new branches. Also, during mid-third quarter of 1995, the Company started to market its products, including deposits to affinity groups. Under this program, the Company offers higher savings rates which are tied to the three month U.S. Treasury rate.

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

     Non-interest Income. Non-interest income decreased $0.8 million to $1.3 million for 1996 compared to $2.1 million for 1995. The principal reason was the loss of $1.1 million on the sale of securities during 1996 as compared to a loss of $340,000 on the sale of securities for 1995. The securities sold in 1996 had an approximate book value of $112.5 million. Proceeds from the 1996 sales, in conjunction with additional borrowings and deposits, were used to fund loan growth and for redeployment into higher yielding securities. The effect of this loss was to reduce 1996 earnings per share by $0.15, basic and assuming dilution.

     Aside from the effect of the above described securities transactions, 1996 includes $917,000 from the collection of unaccrued interest associated with loans, the principal of which has been repaid, as compared to $932,000 in collections for the same period of the prior year. The interest on all of these loans has been completely repaid. The effect of this non-recurring income to 1996 earnings per share was $0.12, basic and assuming dilution. Absent the above mentioned losses and credits, non-interest income decreased $89,000 during 1996 as compared to the same period of the prior year. This decrease occurred in the first quarter of 1996, primarily due to decreases in commissions from annuity sales as the Company focused its resources on developing its new branches and marketing its core products rather than selling annuities.

     Non-interest Expense. Non-interest expense totaled $18.4 million for 1996, an increase of $4.3 million, or 30.8%, as compared to $14.1 million incurred during the prior year. Exclusive of the SAIF assessment, total non-interest expense increased $1.7 million, or 12.0%, to $15.8 million for 1996 from $14.1 million in 1995.

     Salaries and employee benefits expenses for 1996 increased $1.3 million, or 18.1%, compared to the prior year. Of this amount, approximately $0.5 million was related to increased staffing requirements necessary to position the Company to achieve its marketing and operational objectives, including increased executive and loan administrative staff, and staffing and training for the Company's three new branches opened during the period since December 1995. Other salary and benefit expenses, incurred for the same reason, include provisions for additional incentive programs for employees at all levels of the Company, including $0.7 million associated with the Company's ESOP established September 29, 1995 and $0.2 million associated with the Employee RRP adopted midway through 1996. Finally, salary and benefit expenses also reflect normal salary increases from salary in place during the same period of the prior year.

     Occupancy costs increased $0.4 million, or 23.3%, to $2.1 million for 1996 from $1.7 million for 1995. The increase is principally the result of new lease costs for the three new branches the Company has opened since the quarter ended December 1995, and the related amortization of leasehold improvements to these branches as well as refurbishment of existing facilities.

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

     Income Tax Expense. Income taxes for 1996 reflect the tax effect of the pre-tax income recognized for 1996, partially offset by a reversal of a $702,000 tax liability, previously established, which expired during 1996. The effect of this reversal was to increase earnings per share $0.15, basic and assuming dilution for 1996. Income tax expense for 1995 is solely the result of the tax effect of the pre-tax income recognized in that period.

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

                                   MARKET RISK

     The Company's operations may be subject to a variety of market risks, the most material of which is the risk of changing interest rates. Most generally, interest rate risk ("IRR") is the volatility in financial performance, attributable to changes in market interest rates, which may result in either fluctuation of net interest income or changes to the economic value of the equity of the Company.

     The principal objective of the Company's IRR management activities is to provide maximum levels of net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Company.

     Consistent with its definition of IRR, the Company measures earnings at risk and value at risk. To measure earnings at risk, the Company utilizes an income simulation model which starts with a detailed inventory of balance sheet items and factors in the probability of the maturity and repricing characteristics of assets and liabilities, including assumed prepayment risks. Simulation of net interest income takes into account the relative sensitivities of these balance sheet items to dynamic rates and projects their behavior over an extended period of time. Simulation analysis of net interest income reflects both the possibility and probability of the behavior of balance sheet items.

     In addition to simulating net interest income to measure earnings at risk, the Company also measures IRR from the perspective of value at risk. Such analysis is the measurement and management of IRR from the longer term perspective of the economic value of the equity of the Company. This is performed through Net Portfolio Value (NPV) analysis which is intended to address the changes in equity value arising from movements in interest rates. The NPV analysis first reprices all of the assets and liabilities under the current interest rate environment, then compares this result to repricing under a changed interest rate environment, thus evaluating the impact of immediate and sustained interest rate shifts across the current interest rate yield curve on the market value of the current balance sheet. A significant limitation inherent in NPV analysis is that it is static. Consequently, there is no recognition of the potential for strategy adjustments in a volatile rate environment which would protect or conserve equity values.

     Changes in the estimates and assumptions made for IRR analysis could have a significant impact on projected results and conclusions. These analyses involve a variety of significant estimates and assumptions, including, among others: (1) estimates concerning assets and liabilities without definite maturities or repricing characteristics;
     (2) how and when yields on interest-earning assets and costs of interest-bearing liabilities will change in response to movement of market interest rates; (3) prepayment speeds; (4) future cash flows; and (5) discount rates. Therefore, these techniques may not accurately reflect the impact of general market interest rate movements on the Company's net interest income or the value of its economic equity.

     The table below sets forth the assumed change to the Company's estimated net portfolio value at December 31, 1997, based upon an immediate and sustained interest rate change from the interest rate yield curve at December 31, 1997 of plus 100 and 200 basis points and minus 100 and 200 basis points.

                                                    Change
                                                ----------------
                                      Amount    Amount   Percent
                                      ------    ------   -------
                                       (Dollars in thousands)
     Change in rates:
     +200 basis points                $55,053  $(24,267)  (31)%
     +100 basis points                $68,760  $(10,560)  (13)%
     Estimated Net Portfolio Value
      at December 31, 1997:           $79,320  $    -      -  %
     -100 basis points                $85,269  $  5,949     8 %
     -200 basis points                $90,492  $ 11,172    14 %


     The table below sets forth the estimated change to the Company's estimate of its net interest income based upon the December 31, 1997 balance sheet, assuming an interest rate change from the December 31, 1997 interest rate yield curve of plus 200 basis points and minus 200 basis points. Such rate shift is assumed to occur linearly over the first twelve months, and to be stable at the new levels over the second twelve months.

                                      Percent Change
                               ---------------------------
                                 Year 1   Year 2    Total
                                 ------   ------    -----
     Change in rates:
     +200 basis points           (1.20)%    0.37 %  (0.41)%
     -200 basis points           (0.10)%   (9.95)%  (5.07)%


     The Company manages its IRR through use of the tools described above, and its actions are taken under the guidance of the Asset Liability Committee ("ALCO") comprised of management with oversight provided by the Board of Directors. In addition to these tools, ALCO's review includes the book and market value of assets and liabilities, unrealized gains and losses, market conditions and interest rates, and cash flow needs with regard to investment activity, including loans, and deposit flow.

                                    YEAR 2000

     Management of the Company has reviewed the Company's status regarding "Year 2000" computer issues. Failure of the Company to adequately address any "Year 2000" deficiencies in the Company's computer operations could have a material adverse effect on the Company's results of operations in future periods. The Company's deposit and loan account transactions and applications are processed offsite by a third party. Based upon interface with these deposit and loan application systems, the Company internally generates deposit and loan transactions, and processes its general ledger and several other systems on its resident hardware. A significant amount of the Company's computer hardware has been purchased since July 1996 and is "Year 2000" compliant. In addition, management believes that it is taking all necessary steps to ensure "Year 2000" compliance, and its vendor has committed to being "Year 2000" compliant prior to year-end 1998, thereby leaving sufficient time for testing all applications, both internally and externally processed, prior to year-end 1999. Management believes that the cost to be incurred for "Year 2000" compliance, both with regard to the Company's internal and outsourced data processing operations, will not be material. In addition, management believes the Company to be in compliance with all bank regulatory requirements regarding "Year 2000".

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is separated into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Comparative financial statements provided for earlier periods are required to be reclassified to reflect application of the provisions of the Statement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes reporting standards for operating segments in annual financial statements and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.


                       UNAUDITED QUARTERLY FINANCIAL DATA

     Table 7 presents selected quarterly consolidated financial data:

     Table 7:  Selected Consolidated Financial Quarterly Data (Unaudited)

                          Dec. 31, Sept. 30, June 30, March 31,  Dec. 31,  Sept. 30,  June 30, March 31,
                            1997      1997     1997      1997      1996      1996       1996      1996
                            ----      ----     ----      ----      ----      ----       ----      ----
                                        (Dollars in thousands, except per share amounts)

     Interest income      $12,445  $12,569   $12,690    $12,487  $11,143   $11,853    $11,452   $10,830
     Net interest income    6,177    6,122     6,255      6,253    5,520     5,488      5,413     5,201
     Provision for loan
      losses                  125      125       125        125      125       125        125       125
     Income (loss) before
      taxes                 2,241    2,225     2,243      2,211    2,206    (1,923)     1,803     1,882
     Net income (loss)      1,430    1,382     1,391      1,384    1,305      (492)     1,154     1,205
     Earnings (loss) per
      common share:
       Basic                  .36      .33       .33        .32      .29      (.09)       .24       .25
       Assuming dilution      .34      .32       .32        .31      .29      (.09)       .24       .25


     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7 - "Management Discussion and Analysis - Market Risk"


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of December 31, 1997 and 1996, and for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995, and the auditors' report thereon, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.


     ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.
     It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1998.


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM
               8-K

     (a) (1) Consolidated financial statements of the Company as of December 31, 1997 and 1996, and for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995, and the auditors' report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements" in Item 8.

          (2) None

          (3) Exhibits:

               Exhibit No.                    Description
               -----------                    -----------
               3(i)         Certificate of Incorporation of the Company*

               3(ii)        Bylaws of the Company*

               10.1 Second amended and restated Employment Agreement by and among Statewide Financial Corp., Statewide Savings Bank and Victor M. Richel*

               10.2         Statewide Savings Bank, S.L.A. Employee Stock
                            Ownership Plan*

               10.3 Employment Agreement by and among Statewide Financial Corp., Statewide Savings Bank, S.L.A. and Michael J. Griffin***

               10.4 Statewide Financial Corp. 1996 Amended and Restated Incentive Stock Option Plan**

               10.5 Statewide Financial Corp. 1996 Amended and Restated Incentive Stock Option Plan for Outside Directors**

               10.6 Statewide Financial Corp. Amended and Restated Recognition and Retention Plan for Executive Officers and Employees**

               10.7 Statewide Financial Corp. Amended and Restated Recognition and Retention Plan for Outside Directors**

               21           Subsidiaries of the Registrant

               23           Consent of KPMG Peat Marwick LLP

               27           Financial Data Schedule


               * Incorporated by reference from Exhibits 3.1, 3.2, 10.1 and 10.2 of the Registrant's Registration Statements on Form S-1. 33-93380.

               ** Incorporated by reference from Exhibits A through D of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

               *** Incorporated by reference from Exhibit No. 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     (b)  Reports on Form 8-K.

     The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1997.

               Date                             Item Reported
               ----                             -------------
               November 3, 1997   Item 5 - Reporting on the Registrant's
                                  quarterly earnings.

               November 26, 1997  Item 5 - Reporting the Registrant's
                                  quarterly dividend.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report of KPMG Peat Marwick LLP

     Consolidated Financial Statements:
          Consolidated Statements of Financial Condition
               December 31, 1997 and 1996
          Consolidated Statements of Income
               Years Ended December 31, 1997 and 1996
               Nine-Month Period Ended December 31, 1995
          Consolidated Statements of Shareholders' Equity
               Years Ended December 31, 1997 and 1996
               Nine-Month Period Ended December 31, 1995
          Consolidated Statements of Cash Flows
               Years Ended December 31, 1997 and 1996
               Nine-Month Period Ended December 31, 1995
          Notes to Consolidated Financial Statements
               December 31, 1997, 1996 and 1995


                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors of
     Statewide Financial Corp.


     We have audited the consolidated financial statements of Statewide Financial Corp. and subsidiary as of December 31, 1997 and 1996, and for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Statewide Financial Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                      KPMG Peat Marwick LLP





     Short Hills, New Jersey
     January 26, 1998



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996

                                                       December 31,
                                                   -------------------
                                                      1997     1996
                                                      ----     ----
                                                (Dollars in thousands)
     ASSETS

     Cash and amounts due from depository
      institutions                                  $  6,767  $  6,586
     Mortgage-backed securities available for sale   290,044   240,974
     Debt and equity securities available for sale    19,093    40,243
     Loans receivable, net                           332,509   325,470
     Accrued interest receivable, net                  3,969     4,296
     Real estate, owned                                  440       563
     Premises and equipment, net                       6,064     6,296
     FHLBNY stock, at cost                            10,260     7,768
     Excess of cost over fair value of net assets
      acquired                                           106       137
     Other assets                                      6,064     3,709
                                                    --------  --------
               Total assets                         $675,316  $636,042
                                                    ========  ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
      Deposits                                      $443,878  $457,056
      Borrowed funds:
       Securities sold under agreements to
        repurchase                                   146,150    82,400
       FHLBNY advances                                14,150    24,800
                                                    --------  --------
          Total borrowed funds                       160,300   107,200
      Advance payments by borrowers for taxes
       and insurance                                   1,749     1,853
      Accounts payable and other liabilities           4,482     2,998
                                                    --------  --------
          Total liabilities                          610,409   569,107
                                                    --------  --------
     Shareholders' Equity
      Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or            -         -
       outstanding
      Common stock, no par value, 12,000,000
       shares authorized; 4,518,767 shares issued
       and 4,509,164 shares outstanding at
       December 31, 1997, and 4,946,264 shares           -         -
       issued and 4,911,533 shares outstanding at
       December 31, 1996
       Paid in capital                                39,533    46,807
      Unallocated ESOP shares                         (3,280)   (3,703)
      Unearned Recognition and Retention Plan
       shares                                         (1,755)   (1,872)
      Retained earnings - substantially restricted    29,580    25,797
      Treasury stock, 9,603 and 34,731 shares at
       December 31, 1997 and 1996                       (119)     (430)
      Net unrealized gain on securities available
       for sale, net of income tax                       948       336
                                                    --------  --------
          Total shareholders' equity                  64,907    66,935
                                                    --------  --------
     Commitments and contingencies                       -         -
                                                    --------  --------
          Total liabilities and shareholders'
             equity                                 $675,316  $636,042
                                                    ========  ========

     See accompanying notes to consolidated financial statements.



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1995

                                                    December 31,
                                              -----------------------
                                               1997     1996    1995
                                               ----     ----    ----
                                               (Dollars in thousands,
                                             except per share amounts)
     INTEREST INCOME:
      Interest and fees on loans             $25,955  $21,206 $11,287
      Interest on mortgage-backed securities  21,577   19,377  10,741
      Interest and dividends on debt and
       equity securities                       2,076    4,228   4,620
      Dividends on FHLBNY stock                  583      467     205
                                             -------  ------- -------
          Total interest and dividend income  50,191   45,278  26,853
                                             -------  ------- -------
     INTEREST EXPENSE:
      Deposits                                16,481   16,827  12,044
      Borrowed funds                           8,903    6,829   2,118
                                             -------  ------- -------
          Total interest expense              25,384   23,656  14,162
                                             -------  ------- -------
     NET INTEREST INCOME                      24,807   21,622  12,691
      Provision for loan losses                  500      500     315
                                             -------  ------- -------
     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                             24,307   21,122  12,376
     NON-INTEREST INCOME:
      Service charges                          1,496    1,236     760
      Net gain (loss) on sales of securities      69   (1,093)   (340)
      Other                                      160    1,146   1,202
                                             -------  ------- -------
          Total other income                   1,725    1,289   1,622
                                             -------    ----- -------
     NON-INTEREST EXPENSE:
      Salaries and employee benefits           9,605    8,511   5,712
      Occupancy, net                           2,278    2,140   1,337
      Federal deposit insurance premiums         287    1,011     885
      SAIF assessment                             -     2,651      -
      Professional fees                          594      645     501
      Insurance premiums                         180      273     227
      Data processing fees                       621      390     243
      Foreclosed real estate expense, net         71      105      10
      Other                                    3,476    2,717   1,953
                                             -------  ------- -------
          Total operating expenses            17,112   18,443  10,868
                                             -------  ------- -------
          Income before income taxes and
          extraordinary item                   8,920    3,968   3,130
     Income taxes                              3,333      796   1,152
                                             -------  ------- -------
          Income before extraordinary item     5,587    3,172   1,978
     Extraordinary item - penalty for pre-
      payment of debt, net of tax                 -       -       412
                                             -------  ------- -------
          Net income                         $ 5,587  $ 3,172 $ 1,566
                                             =======  ======= =======

     Earnings per common share:
       Basic                                   $1.34    $ .68     -
       Assuming dilution                       $1.30    $ .68     -
     Weighted average number of shares:
       Basic                                   4,165    4,648     -
       Assuming dilution                       4,310    4,662     -

     See accompanying notes to consolidated financial statements.

                                                        STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                       YEARS ENDED DECEMBER 31, 1997 AND 1996 AND
                                                        NINE-MONTH PERIOD ENDED DECEMBER 31, 1995



                                                                                                    Net
                                                                 Unearned                        Unrealized
                                                                Recognition   Retained          Gain (loss)
                                                        Un-         and       Earnings               on       Total
                                                     allocated  Retention    (substan-           Securities  Share-
                                    Common  Paid in     ESOP       Plan        tially   Treasury Available  holders'
                                    Stock   Capital    Shares     Shares    restricted)   Stock   for Sale   Equity
                                    ------  -------    ------     ------     ----------   -----   --------   ------
                                                                 (Dollars in thousands)

     Balance at March 31, 1995     $  -     $  -        $  -      $  -        $21,971    $  -     $   41   $22,012
     Net proceeds from initial
      public offering, net of
      expenses of $1,927              -      50,770     (4,232)      -            -         -         -     46,538
     Net income for the period        -        -           -         -          1,566       -         -      1,566
     Unrealized gain on securities
      transferred on 12/5/95 from
      held-to- maturity to
      available-for-sale, net of
      income tax of $557              -        -           -         -            -         -        991       991
     Change in net unrealized gain
      on securities available for
      sale during the period, net
      of income tax of $679           -        -           -         -            -         -      1,208     1,208
                                   -------  -------    -------   -------     --------    ------   ------   -------
     Balance at December 31, 1995     -      50,770     (4,232)      -         23,537       -      2,240    72,315
     Net income for the year          -        -           -         -          3,172       -         -      3,172
     Acquisition of 211,600 shares
      of common stock                 -        -           -         -            -      (2,618)      -     (2,618)
     Award of 176,869 shares of
      common stock under
      Recognition and Retention
      plans                           -        (133)       -      (2,055)         -       2,188       -        -
     Amortization of Recognition
      and Retention awards            -        -           -         183          -         -         -        183
     Allocation of ESOP shares        -         146        529       -            -         -         -        675
     Purchase and Retirement of
      323,488 shares of common
      stock                           -      (3,976)       -         -            -         -         -     (3,976)
     Dividends paid ($0.20 per
      share)                          -        -           -         -           (912)      -         -       (912)
     Change in net unrealized gain
      on securities available-for-
      sale during the year, net
      of income tax of $(1,070)       -         -          -         -            -         -     (1,904)   (1,904)
                                   ------   -------   --------   -------      -------    ------   ------    ------

     Balance at December 31, 1996     -      46,807     (3,703)   (1,872)      25,797      (430)     336    66,935
     Net income for the year          -         -          -         -          5,587       -         -      5,587
     Award of 33,592 shares and
      forfeiture of 8,464 shares
      of common stock under
      Recognition and Retention
      Plans                           -          67        -        (378)         -         311       -        -
     Amortization of Recognition
      and Retention awards,
      inclusive of tax benefit        -          91        -         495          -         -         -        586
     Allocation of ESOP shares        -         348        423       -            -         -         -        771
     Purchase and retirement of
      427,497 shares of common
      stock                           -      (7,780)       -         -            -         -         -     (7,780)
     Dividends paid ($0.42 per
      share)                          -         -          -         -         (1,804)      -         -     (1,804)
     Change in net unrealized gain
      on securities available for
      sale during the year, net of
      income tax of $343              -         -          -         -            -         -        612       612
                                   ------   -------    -------   -------      -------    ------   ------   -------
     Balance at December 31, 1997  $  -     $39,533    $(3,280)  $(1,755)     $29,580    $ (119)  $  948   $64,907
                                   ======   =======    =======   =======      =======    ======   ======   =======

     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEAR ENDED DECEMBER 31, 1997 AND 1996 AND
                    NINE-MONTH PERIOD ENDED DECEMBER 31, 1995

                                                    December 31,
                                             --------------------------
                                              1997      1996      1995
                                              ----      ----      ----
                                               (Dollars in thousands)

     Cash flows from operating activities:
      Net income                             $ 5,587  $  3,172   $  1,566
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
      Provision for loan losses                  500       500        315
      Provision for losses on foreclosed
       real estate                                35        34          2
      Depreciation and amortization            1,024       785        436
      Net amortization of deferred premiums
       and unearned discounts                  1,045     1,928        169
      Net (gain) loss on sales of
       securities                                (69)    1,093        340
      Amortization of RRP awards and
       allocation of ESOP shares               1,266       858        -
      Net (gain) loss on sale of real
       estate owned                              (12)       10        (78)
      Changes in assets and liabilities:
        Decrease (increase) in accrued
          interest receivable                    327       114     (1,211)
        Increase in accrued interest
          payable                                265       256         45
        (Increase) decrease in other assets   (2,697)   (2,591)       511
        Increase (decrease) in accounts
          payable and other liabilities        1,310       834     (1,089)
                                             -------   -------   --------
               Net cash provided by
                operating activities           8,581     6,993      1,006
                                             -------   -------   --------
     Cash flows from investing activities:
       Net (disbursements) receipts from
        lending activities                    (4,859)  (14,900)     4,579
      Purchase of loans                       (3,181) (115,694)   (31,782)
      Proceeds from mortgage-backed
       securities principal repayments        56,484    54,119     22,143
      Purchase of mortgage-backed
       securities                           (148,157) (130,385)   (76,689)
      Purchase of debt and equity
       securities                             (9,602)      -      (40,986)
      Proceeds from sale of debt and
       equity securities                         -      20,704     30,543
      Proceeds from the sale of mortgage-
       backed securities                      42,558    90,657        -
      Proceeds from maturities and calls
       of debt securities                     31,000    18,000     12,000
      Purchase of FHLBNY stock                (2,492)   (4,141)       -
      Proceeds from sale of real estate
       owned                                     376       369      1,618
      Purchases and improvement of
       premises and equipment                   (761)   (2,185)    (1,339)
                                             -------   -------   --------
               Net cash used in investing
               activities                    (38,634)  (83,456)   (79,913)
                                             -------   -------   --------
     Cash flows from financing activities:
      Net (decrease) increase in deposits    (13,178)   19,035     30,263
      Repayment of borrowings               (773,100) (745,240)   (90,092)
      Proceeds from borrowings               826,200   807,737     93,303
      (Decrease) increase in advance
       payments by borrowers for taxes
       and insurance                            (104)      820        (87)
      Cash dividends paid                     (1,804)     (912)       -
      Proceeds from issuance of common
       stock                                     -         -       46,538
      Purchase of common stock                (7,780)   (6,594)       -
                                             -------   -------   --------
               Net cash provided by
                financing activities          30,234    74,846     79,925
                                             -------   -------   --------
               Net increase (decrease) in
                cash and cash equivalents        181    (1,617)     1,018
     Cash and cash equivalents at
      beginning of period                      6,586     8,203      7,185
                                             -------   -------   --------
     Cash and cash equivalents at end of
      period                                 $ 6,767   $ 6,586   $  8,203
                                             =======   =======   ========
     Supplemental disclosures of cash flow
      information:
        Cash paid during the year for:
               Income taxes                  $ 2,850   $ 1,776   $  2,216
                                             =======   =======   ========

               Interest                      $25,226   $23,400   $ 14,117
                                             =======   =======   ========
     Non-cash investing and financing
      activities:
      Transfer from loans receivable to
       real estate owned, net                $   275   $   324   $    396
                                             =======   =======   ========

      Transfer of investment securities to
       investment securities available for
       sale                                  $   -     $   -     $110,913
                                             =======   =======   ========
      Transfer of mortgage-backed
       securities to mortgage-backed
       securities available for sale         $   -     $   -     $180,400
                                             =======   =======   ========
      Change in unrealized gain (loss) on
       securities available for sale, net
       of income tax                         $   612   $(1,904)  $  2,199
                                             =======   =======   ========


     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     (a)  Principles of Consolidation and Basis of Presentation
          -----------------------------------------------------
     As more fully described in Notes 2 and 3, Statewide Savings Bank, S.L.A. (the "Bank") converted from a mutual to capital stock form of ownership on September 29, 1995 and 100% of its outstanding common stock shares were acquired by Statewide Financial Corp., (the "Company") formed for that purpose. In addition, the Company has changed its fiscal year from March 31st to a calendar year-end, effective with the calendar year beginning January 1, 1996. The adoption of this change facilitates comparisons of the Company's annual results with those of other financial institutions, most of whom report on a calendar year basis. Accordingly, consolidated financial statements for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 have been herein presented.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at December 31, 1997. The Bank operates sixteen banking offices in Hudson, Union, Bergen and Passaic counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the OTS and the FDIC.

     In preparing the consolidated financial statements, management is required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and income for the periods presented. Actual results could differ from these estimates. Estimates that are susceptible to change include the determination of the allowances for losses on loans and the valuation of real estate acquired through foreclosure.

     (b)  Cash and Cash Equivalents
          -------------------------
     Cash and cash equivalents include cash on hand, amounts due from depository institutions and Federal funds sold. Generally, Federal funds sold are sold for a one day period.

     (c)  Debt, Equity and Mortgage-backed Securities
          -------------------------------------------
     The Company classifies its investment securities and mortgage-backed securities among three categories: held to maturity, trading, and available for sale. In November 1995, the Financial Accounting Standards Board issued "Special Report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" within which there was offered transition guidance permitting an enterprise to reassess the appropriateness of the classifications of all of its securities before December 31, 1995.
     The Company reassessed its classifications and on December 5, 1995, transferred all of its securities previously classified as held to maturity, with an amortized cost of $291.3 million, to the available for sale classification. The related unrealized gain as of the date of transfer was $1,548,000 which has been recognized and reported as a separate component of shareholders' equity net of income tax of $557,000.

     At December 31, 1997 and 1996, the Company classified all of its debt, equity and mortgage-backed securities as available for sale. These securities are reported at fair value with unrealized gains and losses reported, net of income tax, as a separate component of shareholders' equity. Premiums and discounts are recognized over the lives of the securities using the level-yield method, as adjusted for prepayments for mortgage-backed securities. Realized gains and losses are determined using the specific identification method.

     (d)  Loans, Fees, Premiums and Discounts
          -----------------------------------
     Interest is not accrued on FHA insured home improvement loans where interest or principal is 120 days or more past due and on all other loans where interest or principal is 90 days or more past due, unless the loans, including impaired loans, are well secured and in the process of collection. Once the loans reach non-accrual status or are considered impaired, accrued but unpaid interest is reversed and interest income is subsequently recognized only to the extent that payments are received and any remaining principal balance is deemed fully collectible. Interest on loans that have been restructured, under certain circumstances, is accrued according to the renegotiated terms.

     Non-refundable loan origination fees, net of certain direct loan origination costs, are deferred. Net deferred fees, premiums and discounts on loans purchased are amortized as an adjustment of the yield over the life of the loan using the level-yield method over either the initial reset period or life of the loan, as appropriate.

     A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based upon the present value of expected future cash flows or the fair value of the underlying collateral, if the loan is collateral dependent. Conforming residential mortgage, consumer and all other loans less than $100,000 are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

     (e)  Allowance for Loan Losses
          -------------------------
     The allowance for loan losses is established through charges (provision) to earnings. Loan losses (loans charged off, net of recoveries) are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, the allowance is below the level necessary to absorb loan losses on existing loans, an additional provision for loan losses is made to increase the allowance for loan losses to the level considered necessary to absorb losses on existing loans that may become uncollectible. Management considers such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay and the realization of collateral in determining the adequacy of the allowance.

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

     (f)  Real Estate Owned
          -----------------
     Real estate owned is recorded at the lower of cost or estimated fair value, with any initial write-down at date of transfer from the loan portfolio charged to the allowance for loan losses. Fair value is generally determined using outside appraisals. The Company maintains an allowance for other real estate losses for subsequent declines in the estimated fair value and estimated costs to sell. Routine holding costs are charged to expense as incurred, and improvements to real estate owned that enhance the value of real estate owned are capitalized. Gains on the sale of real estate are recognized or deferred upon disposition of the property based on the specific terms of the transaction. Losses are charged to operations as incurred.

     (g)  Premises and Equipment
          ----------------------
     Premises and equipment are stated at cost, less accumulated depreciation and amortization. Provisions for depreciation of premises and equipment are computed using the straight-line method over three to ten years for furniture, fixtures and equipment and 40 years for buildings. If there is an event or change in circumstances that indicates that the basis of premises and equipment may not be recoverable, management assesses the possible impairment of value through evaluation of the estimated future cash flow of the asset on an undiscounted basis as compared to the current carrying value. An asset's carrying value would be adjusted, if necessary, to its fair market value. Amortization of leasehold improvements is provided using the straight-line method over the shorter of either the respective lease or the estimated useful life of the improvement. System conversion costs and related equipment have been capitalized and is depreciated and amortized over the life of the system's services contract.

     (h)  Income Taxes
          ------------
     The Company and its subsidiary file a consolidated Federal income tax return on a calendar year basis. Income taxes are allocated to the Bank and its subsidiaries based on the use of their income or loss in the consolidated return. Separate state income tax returns are filed by the Bank and its subsidiaries.

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

     (i)  Earnings Per Share
          --------------------
     The Company adopted the provisions of SFAS No. 128, "Earnings Per Share", which became effective for periods ending after December 15, 1997. All prior-period earnings per share data have been restated in accordance with SFAS No. 128. Basic earnings per share is computed by dividing net income by the actual weighted average number of common shares outstanding during the period. Earnings per share, assuming dilution, is computed by dividing net income by the actual weighted average number of common shares outstanding during the period plus the weighted average number of net shares that would be issued upon exercise of dilutive options and restricted stock awards issued, assuming proceeds used to repurchase shares pursuant to the treasury stock method. The computation of earnings per share, assuming dilution, does not assume conversion of options that would have an anti-dilutive effect on earnings per share. The Company's initial public offering was completed on September 29, 1995. Accordingly, prior to 1996, per share data is not meaningful and has not been presented.

     (j)  Stock Based Compensation
          ------------------------
     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides within Footnote 15- "Stock Plans", pro forma earnings and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

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

     At the time of the offering, the Company was required to establish a liquidation account in an amount equal to the Bank's capital as of June 30, 1995. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its shareholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements. The balance of the liquidation account at December 31, 1997 and 1996 was approximately $5.3 million and $9.4 million, respectively.


     4.   DEBT AND EQUITY SECURITIES AVAILABLE FOR SALE
          ---------------------------------------------
     The amortized cost and estimated market values of debt and equity securities available for sale at December 31, 1997 and 1996 are as follows:

                                                            1997
                                         ------------------------------------------
                                                      Gross      Gross    Estimated
                                         Amortized  Unrealized Unrealized   Market
     (Dollars in thousands)                Cost       Gains      Losses     Value
                                           ----       -----      ------     -----
     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies maturing:
        Within one year                    $ 3,000    $ 31       $  -      $ 3,031
        After one year but within five
         years                               5,995      33          -        6,028
        After ten years                      5,759       1          -        5,760
     Corporate debt maturing:
        After ten years                      3,991      74          -        4,065
                                           -------    ----       -----     -------
     Debt securities available for sale     18,745     139          -       18,884
     Equity securities available for sale       10     199          -          209
                                           -------    ----       -----     -------
     Debt and equity securities available
      for sale                             $18,755    $338       $  -      $19,093
                                           =======    ====       =====     =======

                                                             1996
                                         -------------------------------------------
                                                      Gross      Gross     Estimated
                                         Amortized Unrealized  Unrealized   Market
     (Dollars in thousands)                 Cost      Gains      Losses      Value
                                            ----      -----      ------      -----

     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies maturing:
        Within one year                    $ 7,022     $ 31        $-       $ 7,053
        After one year but within five
         years                              32,985      127         62       33,050
                                           -------     ----        ---      -------
     Debt securities available for sale     40,007      158         62       40,103
     Equity securities available for sale       10      130         -           140
                                           -------     ----        ---      -------
     Debt and equity securities available
      for sale                             $40,017     $288        $62      $40,243
                                           =======     ====        ===      =======

     There were no sales of debt or equity securities during the year ended December 31, 1997. Sales of debt and equity securities during the year ended December 31, 1996 and the nine-month period ended December 31, 1995, resulted in proceeds of $20.7 million and $30.5 million and gross realized losses $251,000 and $340,000, respectively.


     5.   MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
          ---------------------------------------------
     The amortized cost and estimated market values of mortgage-backed securities available for sale at December 31, 1997 and 1996 are as follows:

                                                           1997
                                         -----------------------------------------
                                                      Gross     Gross    Estimated
                                         Amortized Unrealized Unrealized   Market
     (Dollars in thousands)                Cost       Gains     Losses     Value
                                         --------   --------   --------   --------
     GNMA guaranteed pass-through
      certificates (net of deferred
      premiums of $2,951)               $ 91,631     $  238       $226   $ 91,643
     FHLMC pass-through certificates
      (net of deferred premiums of
      $2,668)                            111,050        916         92    111,874
     FNMA pass-through certificates
      (net of deferred premiums of
      $2,416)                             86,221        414        108     86,527
                                        --------     ------       ----   --------
     Mortgage-backed securities
      available for sale                $288,902     $1,568       $426   $290,044
                                        ========     ======       ====   ========

                                                            1996
                                         -----------------------------------------
                                                      Gross     Gross    Estimated
                                         Amortized Unrealized Unrealized   Market
     (Dollars in thousands)                 Cost      Gains     Losses     Value
                                          --------  --------   --------   --------

     GNMA guaranteed pass-through
      certificates (net of deferred
      premiums of $2,313)               $ 80,368     $  192       $530   $ 80,030
     FHLMC pass-through certificates
      (net of deferred premiums of
      $1,487)                             93,173        814        238     93,749
     FNMA pass-through certificates
      (net of deferred premiums of
      $1,489)                             67,134        148         87     67,195
                                        --------     ------       ----   --------
     Mortgage-backed securities
      available for sale                $240,675     $1,154       $855   $240,974
                                        ========     ======       ====   ========


     Mortgage-backed securities were pledged to secure FHLBNY advances and securities sold under agreement to repurchase at December 31, 1997 and 1996. The estimated market value of securities so pledged at December 31, 1997 and 1996 were $255.3 million and $141.7 million respectively. Mortgage-backed securities are also pledged to secure public deposits. The estimated market value of securities pledged for public deposits at December 31, 1997 and 1996 were $186,000 and $234,000, respectively.

     Sales of mortgage-backed securities during the year ended December 31, 1997 resulted in proceeds of $42.6 million and gross realized gains of $207,000, and gross realized losses of $138,000. Sales of mortgage-backed securities during the year ended December 31, 1996 resulted in proceeds of $90.7 million and gross realized losses of $842,000.
     There were no sales of mortgage-backed securities during the nine-month period ended December 31, 1995.

     The contractual maturities of mortgage-backed securities generally exceed five years. However, the effective lives are expected to be shorter due to prepayments of the underlying mortgages.

     6.   LOANS RECEIVABLE, NET
          ---------------------
     A summary of loans receivable, net at December 31, 1997 and 1996 is as follows:

                                           December 31,
                                      -----------------------
                                         1997         1996
                                         ----         ----
                                     (Dollars in thousands)
     First mortgage loans:
      One-to-four family              $244,364      $265,748
      Multi-family                      12,190         7,725
      Non-residential                   19,219         9,304
      Construction                       4,325           404
                                      --------      --------
                                       280,098       283,181

     Commercial business                16,066         9,210

     Consumer loans:
      Second mortgage                   18,110        17,295
      FHA insured home improvement      15,115        13,613
      Unsecured consumer                 1,896         1,829
      Home equity line of credit         1,485         1,147
      Home improvement                   1,051           154
      Automobile                           596           413
      Other                                197           256
                                      --------      --------
                                        38,450        34,707
                                      --------      --------
          Total loans                  334,614       327,098
     Less:
      Deferred loan fees                   594           404
      Deferred (premiums), unearned
       discounts, net                   (1,322)       (1,389)
      Allowance for loan losses          2,833         2,613
                                      --------      --------
                                         2,105         1,628
                                      --------      --------
          Loans receivable, net       $332,509      $325,470
                                      ========      ========


     At December 31, 1997 and 1996, the Company serviced loans for others amounting to $4.8 million and $5.4 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

     At December 31, 1997 and 1996, loans in arrears three months or more or in the process of foreclosure are as follows:

                                                   December 31,
                                                ------------------
     (Dollars in thousands)                       1997      1996
                                                  ----      ----
     Conventional first mortgage loans
      (non-accrual)                              $1,767    $1,884
     FHA insured and VA guaranteed (accruing)       291       404
     Commercial loans (non-accrual)                  38        -
     Consumer loans (non-accrual)                   407       450
                                                 ------    ------
                                                 $2,503    $2,738
                                                 ======    ======
     Percent of net loans outstanding              0.75%     0.84%
                                                   ====      ====

     The amount of interest income on non-accrual loans which would have been recorded for the years ended December 31, 1997 and 1996, and the nine-month period ended December 31, 1995 had these loans continued to pay interest in accordance with their original terms or since the date of origination if outstanding for only part of the period, was approximately $0.1 million, $0.2 million and $0.3 million, respectively. In addition, during the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995, the amounts of interest income on non-performing loans that was included in interest income totaled $80,000, $75,000, and $11,000, respectively.

     An analysis of the allowance for loan losses for the year ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 is as follows:

                                           December 31,
                                       ---------------------
     (Dollars in thousands)             1997    1996   1995
                                        ----    ----   ----

     Balance at beginning of period   $2,613  $3,241  $3,048
     Provision charged to operations     500     500     315
     Charge-offs                        (297) (1,140)   (133)
     Recoveries                           17      12      11
                                      ------  ------  ------
     Balance at end of period         $2,833  $2,613  $3,241
                                      ======  ======  ======

     At December 31, 1997 and 1996, no loans were designated as impaired. The average balance of impaired loan for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 were $0, $2,781,000 and $3,443,000, respectively.

     A substantial portion of the Company's loans is secured by real estate in the New Jersey market area. Accordingly, as with most financial institutions in the area, the ultimate collectibility of a portion of the Company's loan portfolio is susceptible to change in market conditions.

     7.   ACCRUED INTEREST RECEIVABLE, NET
          --------------------------------
     A summary of accrued interest receivable at December 31, 1997 and 1996 is as follows:

                                       December 31,
                                     -----------------
     (Dollars in thousands)            1997     1996
                                       ----     ----

     Loans                           $1,901   $1,977
     Mortgage-backed securities       1,908    1,571
     Debt securities                    160      748
                                     ------   ------
                                     $3,969   $4,296
                                     ======   ======

     8.   PREMISES AND EQUIPMENT, NET
          ---------------------------
     A summary of premises and equipment at December 31, 1997 and 1996 is as follows:

                                            December 31,
                                         -----------------
     (Dollars in thousands)                1997      1996
                                           ----      ----

     Land                                $ 1,056   $ 1,056
     Buildings                             5,157     5,066
     Leasehold improvements                  974       915
     Furniture, fixtures and equipment     6,971     6,383
                                          ------   -------
          Total                          $14,158   $13,420
                                         -------   -------
     Less accumulated depreciation         8,094     7,124
                                         -------   -------
                                         $ 6,064   $ 6,296
                                         =======   =======

     Depreciation and amortization expense included in occupancy and other expense in the consolidated statements of income amounted to $993,000, $708,000 and $398,000 for the years ended December 31, 1997, 1996 and the nine-month period ended December 31, 1995, respectively.

     9.   REAL ESTATE OWNED, NET
          ----------------------
     Real estate owned, net at December 31, 1997 and 1996 is summarized as follows:

                                            December 31,
                                          ----------------
     (Dollars in thousands)                 1997   1996
                                            ----   ----
     Acquired by foreclosure or deed in
      lieu of foreclosure                  $638     $741
     Less allowance for losses on real
      estate owned                          198      178
                                           ----     ----
                                           $440     $563
                                           ====     ====

     An analysis of the allowance for losses on real estate owned for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 is as follows:

                                              December 31,
                                         -----------------------
     (Dollars in thousands)               1997    1996    1995
                                          ----    ----    ----
     Balance at beginning of period       $178    $223   $540
     Provision charged to operations        35      34      2
     Charge-offs                           (15)    (79)  (319)
                                          ----    ----   ----
     Balance at end of period             $198    $178   $223
                                          ====    ====   ====

     Results of real estate operations for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 are as follows:

                                              December 31,
                                         ---------------------
     (Dollars in thousands)                1997    1996   1995
                                           ----    ----   ----
     Acquired by foreclosure or deed in
      lieu of foreclosure:
       Net (gain) loss on sales of real
        estate                            $(12)   $ 10   $(78)
       Holding costs                        48      61     86
       Provision charged to operations      35      34      2
                                           ---    ----    ---
     Foreclosed real estate expense, net  $ 71    $105   $ 10
                                          ====    ====   ====

     10.  DEPOSITS
          --------
     The weighted average cost of funds on deposits at December 31, 1997 and 1996 was 3.47% and 3.79%, respectively. A summary of deposits by type of account is as follows:

                                          December 31,
                              -----------------------------------
                                     1997              1996
                               ----------------  ----------------
                                       Weighted         Weighted
                                        Average          Average
                                       Interest         Interest
     (Dollars in thousands)    Amount    Rate    Amount   Rate
                               ------    ----    ------   ----

     Savings accounts         $142,399  2.91%   $139,651   2.92%
     Money market accounts      44,239  3.00      44,404   3.24
     Non-interest bearing
      deposits                  24,440    -       16,374     -
     NOW accounts               47,564  1.52      47,387   2.86
                              --------          --------
          Core deposits        258,642  2.36     247,816   2.77
     Certificates of deposit
      maturing:
       One year or less        156,791  4.98     176,409   4.90
       One to three years       24,773  5.49      29,090   5.44
       Three to five years       3,120  5.36       3,334   5.57
       Five years and
        thereafter                 552  6.12         407   6.34
                              --------          --------
          Total certificates   185,236  5.04%    209,240   4.99%
                              --------          --------
               Total deposits $443,878          $457,056
                              ========          ========

     Interest rates on certificates of deposit accounts ranged from 2.50% to 7.07% and 2.50% to 7.60% at December 31, 1997 and 1996,
     respectively. At December 31, 1997, the Company had approximately $19.3 million of certificates of deposit of $100,000 or more.

     Interest expense on deposits for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 is summarized as follows:

                                                 December 31,
                                          --------------------------
     (Dollars in thousands)                 1997     1996     1995
                                            ----     ----     ----
     Passbook savings and club accounts    $ 4,082 $ 3,658  $ 2,218
     NOW and money market accounts           2,548   2,650    1,817
     Certificates of deposit                 9,851  10,519    8,009
                                           ------- -------  -------
                                           $16,481 $16,827  $12,044
                                           ======= =======  =======

     11.  BORROWED FUNDS
          --------------

     The following table sets forth certain information as to securities sold under agreements to repurchase for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995.

                                                             Nine-month
                                                            Period Ended
     (Dollars in thousands)                December 31,     December 31,
                                        ------------------  ------------
                                          1997      1996        1995
                                          ----      ----        ----

     Maximum balance                   $187,000  $163,047     $25,603
     Average balance                   $146,245  $108,434     $ 1,777
     Weighted average interest rate        5.59%     5.50%       5.91%

     At December 31, 1997, securities sold under an agreement to repurchase with the FHLBNY consisted of FHLB bonds and mortgage pass-through certificates with an amortized cost and market value of $198.0 million and $198.7 million, respectively. The securities sold are carried as assets, and the funds received are shown as funds borrowed under security repurchase agreements. All securities used as collateral for repurchase agreements are held at, and are under the control of, the FHLBNY.

     The scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

                                       December 31,
     (Dollars in thousands)          -----------------
                                       1997      1996
                                       ----      ----
     Maturity:
       Maturing within 30 days       $    150  $22,400
       Maturing within 2-3 years       28,000      -
       Maturing within 3-4 years       60,000      -
       Maturing within 4-5 years       58,000   60,000
                                     --------  -------
                                     $146,150  $82,400
                                     ========  =======

     Advances from the FHLBNY are collateralized by pledged mortgage-backed securities and debt securities. The estimated market value of securities so pledged at December 31, 1997 and 1996 was $56.6 million and $44.2 million, respectively.

     At December 31, 1997, the Company had a line of credit with the FHLBNY of $33.7 million which expires on October 31, 1998. At December 31, 1997, the Company had outstanding an overnight advance of $14.2 million against this line at an interest rate of 6.63%. At December 31, 1996, the Company's FHLBNY credit line was $34.0 million against which it then had an outstanding overnight advance of $24.8 million at an interest rate of 7.13%.

     The following table sets forth the maximum month-end balance and average balance of FHLBNY advances for the periods indicated:

                                                     Nine-Month
                                    Years Ended     Period Ended
     (Dollars in thousands)         December 31,    December 31,
                                  ---------------   ------------
                                    1997     1996       1995
                                   -----     ----       ----

     Maximum balance             $28,800  $26,300     $50,992
     Average balance             $12,990  $15,639     $37,814
     Weighted average interest
     rate                           5.64%    5.52%       7.46%


     12.  INCOME TAXES
          ------------

     Income tax expense for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 is made up of the following components:

                                         December 31,
                                  -------------------------
     (Dollars in thousands)         1997     1996     1995
                                    ----     ----     ----
     Current tax expense:
          Federal                 $3,428   $1,672    $1,051
          State                      302      204        57
                                  ------   ------    ------
                                   3,730    1,876     1,108
     Deferred tax expense:
          Federal                   (364)    (990)       42
          State                      (33)     (90)        2
                                  ------   ------    ------
                                    (397)  (1,080)       44
                                  ------   ------    ------
                                  $3,333   $  796    $1,152
                                  ======   ======    ======

     A reconciliation between the effective income tax expense and the amount calculated by multiplying the applicable statutory Federal income tax rate of 34% for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995 is as follows:

                                             December 31,
                                        ---------------------
                                         1997     1996   1995
                                         ----     ----   ----
     Computed "expected" Federal tax
      expense                             34.0%  34.0%   34.0%
     State income tax, net of Federal
      tax benefit                          2.0    2.0     2.0
     Tax benefit from closed tax years      -   (17.7)      -
     Other                                 1.4    1.7      .8
                                          ----   ----    ----
                                          37.4%  20.0%   36.8%
                                          ====   ====    ====

     Under tax law that existed prior to 1996, the Bank was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage of taxable income before such deduction ("reserve method"). The reserve method was used in preparing the income tax returns for 1995. Legislation was enacted in August 1996 which repealed the reserve method for tax purposes. As a result, the Bank must instead use the direct charge-off method to compute its bad debt deduction. The legislation also requires the Bank to recapture its post-1987 net additions to its tax bad debt reserves. The Bank has previously provided for this liability in the financial statements.

     The Bank does not provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to, or ending at, December 31, 1987. The tax bad debt expense deducted in those years (net of charge-off and recoveries) created an approximate $11.7 million tax loan loss reserve which could be recognized as taxable income and create a current and/or deferred tax liability of up to $4.2 million, under current income tax rates, if one of the following occurs: (a) the Bank's retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; (b) the Bank redeems its stock; (c) the Bank fails to meet the definition provided by the Code for a Bank; or (d) there is a change in the Federal tax law.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                  December 31,
                                                 --------------
     (Dollars in thousands)                       1997    1996
                                                  ----    ----
     From operations:
       Deferred tax assets:
          Non-accrual loan interest             $   59   $   55
          Allowance for loan losses                964      882
          Deferred loan fees                       200      138
          Purchase accounting discount on
           mortgage loans                           38       49
          Employee benefit plans                   624      304
          Other                                     46      218
                                                ------   ------
            Total gross deferred tax assets      1,931    1,646
       Deferred tax liabilities:
          Accelerated depreciation                  70       93
          Amortization of discounts on
           purchases of securities                  30       79
          Other                                     11       10
          Additions to post 1987 tax reserve       164      205
                                                ------   ------
            Total gross deferred tax
               liabilities                         275      387
                                                ------   ------
            Net deferred tax asset from
               operations                        1,656    1,259
     Shareholders' equity - unrealized (gains)
      on securities available for sale            (533)    (189)
                                                ------   ------
            Total net deferred tax asset        $1,123   $1,070
                                                ======   ======

     The Company believes, based upon current information, that it is more likely than not there will be sufficient taxable income in future periods to realize the net deferred tax asset. However, there can be no assurance about the level of future earnings.

     13.  EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

     In connection with the conversion from a mutual to a stock form, the Company established the ESOP for the benefit of employees of the Company and the Bank. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve-month period and who attained age 21 are eligible to participate in the ESOP.

     The Company funded the ESOP upon completion of the conversion, by granting it 423,000 shares, valued at $4.2 million. When the ESOP was funded, these shares were held in a suspense account within the ESOP, as unallocated shares to the participants. These shares will be released to participants as the Company recognizes related compensation expense. Shares released are allocated among participants on the basis of their compensation. Participants will vest in 20% of their right to receive their account balances within the ESOP after three years of service. For vesting purposes, participants were credited for years of service prior to the adoption of the ESOP. Thereafter, vesting is an additional 20% per year.

     Compensation expense related to the ESOP includes dividends on unallocated ESOP shares. It is anticipated that annual compensation expense related to the ESOP will be an amount necessary to amortize the initial value of these shares evenly over a ten year period, inclusive of dividends on unallocated ESOP shares, plus or minus a valuation adjustment which is the difference between the fair value of the unallocated shares during the periods in which they become committed to be released and their initial value. This valuation adjustment will also be adjusted to equity. The Company receives a tax deduction equal to the initial value of the shares released.

     The compensation expense related to the ESOP totaled $771,000 and $569,000 for the years ended December 31, 1997 and 1996, and $106,000 for the nine-month period ended December 31, 1995. Such expense for 1997 and 1996 includes $348,000 and $146,000, respectively for the valuation adjustment to reflect the increase in the average fair value of the allocated shares over their initial value and $160,000 and $85,000, respectively for dividends on unallocated shares. At December 31, 1997, the ESOP held 338,560 shares in suspense as unallocated shares, and 84,640 shares as allocated to participants. The fair value of the unallocated ESOP shares at December 31, 1997 was approximately $8.1 million, based upon a $24.00 closing price per share. Unallocated ESOP shares are a reduction of shareholders' equity and are excluded from the average number of shares outstanding in computing earnings per share.

     14.  EMPLOYEE BENEFIT PLAN
          ---------------------

     The Bank currently offers a 401(k) profit sharing plan (the Plan) covering all employees wherein employees can invest up to 18% of their pre-tax base earnings. The Bank will contribute 50% of each employee's contribution, up to 3% of his or her annual earnings. The Bank made matching contributions of $115,000, $110,000, and $75,000 in the years ended December 31, 1997 and 1996 and in the nine-month period ended December 31, 1995, respectively.

     The Company does not have a qualified defined benefit pension plan.
     In lieu thereof, the Company seeks to provide primary retirement benefits for executive officers of the Company and certain officers of the Bank and their beneficiaries through its non-qualified, unfunded Supplemental Executive Retirement Plans ("SERP's"). The projected benefit obligation of the SERP's was $3.3 million as of December 31, 1997, $2.9 million as of December 31, 1996 and $2.5 million as of December 31, 1995, and the expense for the SERP's was approximately $570,000 and $501,000 for the years ended December 31, 1997 and 1996, and $344,000 for the nine-month period ended December 31, 1995.

     15.  STOCK PLANS
          -----------

     During 1996, the Company established two non-qualified plans, the Employee RRP and the Director RRP, as a method of providing executive officers, employees and outside directors of the Company and Bank and its affiliates with a proprietary interest in the Company as an incentive designed to encourage such persons to promote the growth and profitability of the Company and the Bank. The Employee RRP and Director RRP authorizes the granting of plan share awards for up to 148,120 shares and 63,480 shares of common stock, respectively. Plan share awards of common stock of 25,128 and 176,869, net of forfeitures were granted during 1997 and 1996, respectively. The plan share awards of common stock vest in five equal annual installments commencing one year from the date of grant. Compensation expense is based upon the fair market value of the stock at the date of grant. For the years ended December 31, 1997 and 1996, the Company recorded expense of $495,000 and $183,000, respectively, related to the Employee RRP and Director RRP.

     During 1996, the Company established two fixed stock option plans which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined in accordance with FASB No. 123, the Company's net income and earnings per share for 1997 and 1996 would have been reduced on a pro forma basis to $5.4 million, or $1.30 per share basic, and $1.28 per share, assuming dilution and $3.1 million, or $0.67 per share basic and assuming dilution, respectively.

     The fair value of options for both plans granted in 1997 and 1996 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, respectively: dividend yield of 2.28% and 3.28%; expected volatility of 21.5% and 25.0%; risk free interest rates of 6.05% and 6.81%; and expected lives of 5 years.

     The 1996 Incentive Stock Option Plan authorized the granting of stock options to all key employees of the Company and its affiliates for the purchase of up to 370,300 shares of common stock. The 1996 Stock Option Plan for Outside Directors authorized the granting of non-statutory options for the purchase of up to 158,700 shares of common stock to members of the Board of Directors of the Company and the Bank who are not also serving as employees of the Company or its affiliates. The exercise price of the options, under both plans, is equal to the fair market value of the underlying common stock at the time of grant. Each plan has a 5 year vesting schedule with options becoming exercisable on the anniversary date of the grant, and has a maximum term of 10 years.

     A summary of the status and activity of the Company's two fixed stock option plans for the years ended December 31, 1997 and 1996 is as follows:
                                             1997              1996
                                       ----------------- ----------------
                                                Weighted          Weighted
                                       Number   Average  Number    Average
                                         of     Exercise   of     Exercise
                                       Shares    Price   Shares     Price
                                       ------    -----   ------     -----

     Outstanding at beginning of year  358,280  $12.1875     -     $   -
     Granted                           163,150   19.2739  389,980   12.1875
     Canceled                           21,160   12.1875   31,700   12.1875
                                       -------            -------
     Outstanding at end of year        500,270  $14.4985  358,280  $12.1875
                                       =======            =======
     Weighted average fair value of
      options granted during the year           $ 4.69             $ 3.01
                                                ======             ======

     At December 31, 1997, there were 67,424 options exercisable under the two fixed stock option plans. At December 31, 1996, no options were exercisable under the two fixed stock option plans.

     A summary of the fixed stock options outstanding under the Company's two fixed stock option plans at December 31, 1997 is as follows:

                                 Weighted
                                  Average    Weighted              Weighted
        Range of      Number     Remaining    Average    Number    Average
        Exercise    Outstanding Contractual  Exercise Exercisable  Exercise
         Prices     at 12/31/97    Life        Price  at 12/31/97   Price
         ------     -----------    ----        -----  -----------   -----

      $12.19-$14.35  395,270      8.59       $12.50      67,424    $12.19
      $18.93-$22.48  105,000      9.97        22.01         -        -
                     -------                             ------
                     500,270      8.88       $14.50      67,424    $12.19
                     =======                             ======


     16.  EARNINGS PER SHARE COMPUTATION
          ------------------------------

     The following tables set forth information as to the calculation of basic and diluted earnings per share for the years ended December 31, 1997 and 1996. The Company's initial public offering was completed on September 29, 1995. Accordingly, prior to 1996, per share data is not meaningful and has not been presented.

                                             For the Year Ended 1997
                                        ----------------------------------
                                          Income        Shares   Per Share
                                       (numerator)  (denominator)  Amount
                                        ---------    -----------   ------
     Basic Earnings Per Share:
       Income available to common
        stockholders                    $5,587,000    4,164,861     $1.34
                                                                    =====
     Effect of Dilutive Stock
     Equivalents:
       Unvested restricted stock              -          50,009
       Stock options                          -          95,162
                                        ----------    ---------
     Earnings Per Share, Assuming
     Dilution:
       Income available to common
        shareholders with assumed
        conversion                      $5,587,000    4,310,032     $1.30
                                        ==========    =========     =====


                                             For the Year Ended 1996
                                        ----------------------------------
                                          Income        Shares   Per Share
                                       (numerator)  (denominator)  Amount
                                        ---------    -----------   ------
     Basic earnings per share:
       Income available to common
        stockholders                    $3,172,000    4,648,310     $0.68
                                                                    =====
     Effect of dilutive stock
     equivalents:
       Unvested restricted stock              -           6,028
       Stock options                          -           8,113
                                        ----------    ---------
     Earnings per share, assuming
     dilution:
       Income available to common
        shareholders with assumed
        conversion                      $3,172,000    4,662,451     $0.68
                                        ==========    =========     =====


     17.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     Leases and Service Contract
     ---------------------------
     Certain premises are leased under operating leases with terms expiring through the year 2002, exclusive of renewal options. The Bank has the option to renew or extend certain of the leases on premises from two years to 25 years beyond the original term. Some leases require the Bank to pay for insurance, increases in property taxes and other incidental costs. Future minimum rental payments due under noncancellable operating leases are as follows:

             Year ended December 31:    (Dollars in thousands)
                    1998                      $  318
                    1999                         285
                    2000                         256
                    2001                         167
                    2002                           8
                    Thereafter                    -
                                              ------
                         Total                $1,034
                                              ======


     Net rental expense included in occupancy expense in the consolidated statements of income amounted to $342,000, $418,000 and $165,000 for the years ended December 31, 1997 and 1996 and the nine-month period ended December 31, 1995, respectively.

     The Company has entered into a contract to receive data processing services through October 4, 2002. Future minimum payments under this contract are expected to total $540,000 annually through its expiration.

     Litigation
     ----------
     The Company is involved from time to time as a party to legal proceedings occurring in the ordinary course of its business. The Company believes that none of these proceedings would, if adversely determined, have a material effect on the Company's consolidated financial condition or results of operations.

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

     (Dollars in thousands)                          December 31,
                                                  ------------------
                                                      1997     1996
                                                      ----     ----
     Financial instruments whose contract
      amounts represent credit risk
      (contract or notional amount):

          Commitments to extend fixed rate credit $ 1,530 $10,827 Commitments to extend variable rate
           credit                                    25,153  10,427
          Commitments to purchase variable rate
           mortgages                                    -     3,654
          Commercial letters of credit                1,520   2,963
          Standby letters of credit                     -       145
          Unused lines of credit                      8,615   4,318
                                                    -------  ------
                                                    $36,818 $32,334
                                                    ======= =======

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

     18.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
          -----------------------------------------------------

     Fair value estimates are made at a specific point in time, based on relevant market information and information about financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale, at one time, the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. The table below excludes all non-financial instruments.
     In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                  December 31,
                                      -------------------------------------
                                             1997              1996
                                       ----------------- -----------------
                                               Estimated          Estimated
                                       Carrying   Fair   Carrying    Fair
                                        Amount   Value    Amount    Value
                                        ------   -----    ------    -----
                                              (Dollars in thousands)

     Financial assets:
        Cash and amounts due from
          depository institutions    $  6,767  $  6,767 $  6,586 $  6,586
        Debt and equity securities,
          available for sale           19,093    19,093   40,243   40,243
        Mortgage-backed securities,
          available for sale          290,044   290,044  240,974  240,974
        Net loans                     332,509   337,539  325,470  327,264
        FHLBNY stock                   10,260    10,260    7,768    7,768

     Financial liabilities:
        Deposits                     $443,878  $443,671 $457,056 $455,337
        Borrowed funds                160,300   159,913  107,200  106,622


     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

     Cash and Amounts Due From Depository Institutions and FHLBNY Stock
     ------------------------------------------------------------------

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

     Deposit Liabilities
     -------------------
     The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest checking accounts, and savings accounts is equal to the amount payable on demand. Time deposits are segregated by type, size and remaining maturity. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered in the Company's market for deposits of similar size, type and remaining maturity.

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

     19.  REGULATORY MATTERS
          ------------------

     The Bank is required to maintain certain levels of capital in accordance with FIRREA and OTS regulations. Savings associations must maintain tangible capital of 1.5% of adjusted assets and investments in certain non-includable subsidiaries. Tangible capital, as defined by FIRREA and OTS regulations, consists generally of shareholders' equity less most intangible assets and investments in certain non-includable subsidiaries. The OTS requires that savings associations maintain core capital of 3% of adjusted tangible assets. Core capital consists of tangible capital plus certain intangible assets. There is also a risk-based capital requirement of 8% of risk-weighted assets for savings associations.

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

     The FDICIA was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

     The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized", "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it is generally placed in receivership or conservatorship within 90 days.

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

     Management believes that, as of December 31, 1997, the Bank meets all capital adequacy requirements of the OTS. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

                                                    OTS REQUIREMENTS
                                            -------------------------------

                                                                  FOR
                                                             CLASSIFICATION
                                             MINIMUM CAPITAL    AS WELL-
                                 THE BANK       ADEQUACY      CAPITALIZED
                              -------------  --------------- --------------

                               Amount  Ratio Amount   Ratio  Amount   Ratio
                               ------  ----- ------   -----  ------   ----
                                          (Dollars in thousands)
     December 31, 1997
      Tangible capital       $60,298   8.96% $10,095  1.50%
      Tier 1 (core) capital   60,298   8.96   26,919  4.00  $33,649   5.00%
      Risk-based capital:
        Tier 1                60,298  21.97   10,981  4.00   16,471   6.00
        Total                $62,953  22.93% $21,961  8.00% $27,451  10.00%

     December 31, 1996
      Tangible capital       $59,794   9.41% $ 9,532  1.50%
      Tier 1 (core) capital   59,794   9.41   25,419  4.00  $31,774   5.00%
      Risk-based capital:
        Tier 1                59,794  25.18    9,500  4.00   14,249   6.00
        Total                $62,235  26.21% $18,999  8.00% $23,749  10.00%

     The Deposit Act (the BIF/SAIF Act) was enacted into law on September 30, 1996. The BIF/SAIF Act mitigated the disparity between insurance premiums for deposits insured by SAIF and deposits insured by the BIF.

     Effective January 1, 1997, SAIF members have the same risk-based assessment schedule as BIF members - zero to 27 basis points. FICO debt service assessments of 6.3 and 1.3 basis points will be added to the regular assessment for the SAIF-assessable base, and the BIF-assessment base, respectively, until December 31, 1999, unless the Federal thrift and bank charters have been consolidated. Upon the earlier of January 1, 2001 or the date of such consolidation, the BIF and SAIF will be merged and there will be full pro rata FICO debt service sharing.

     Immediately preceding the enactment of the BIF/SAIF Act, the Company was incurring deposit insurance expense at a rate of 23 cents per $100 of deposits. Effective January 1, 1997, the Company was not required to pay a deposit insurance assessment and is required to pay a FICO assessment of 6.4 cents per $100 of deposits. In addition, pursuant to the recapitalization provision of the BIF/SAIF ACT, the Company incurred $2,651,000 additional FDIC insurance expense, a one time assessment of 65.7 basis points on the amount of deposits held at March 31, 1995.

     20.  LOANS TO RELATED PARTIES
          ------------------------

     The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates on the same terms as those prevailing for comparable transactions with other borrowers. These loans amounted to $3,584,000 and $347,000 at December 31, 1997 and 1996, respectively, and do not involve more than normal risks of repayment. During the year ended December 31, 1997, new loans of $3,296,000 were made to related parties and principal repayments of $59,000 were received. During the year ended December 31, 1996, new loans of $352,000 were made to related parties and repayments were $35,000. Other decreases of $194,000 resulted from loans to individuals who no longer meet the criteria to be classified as an insider loan.

     21.  PARENT COMPANY FINANCIAL INFORMATION
          ------------------------------------

     Statewide Financial Corp. (the parent company) was incorporated on May 31, 1995 and acquired all of the capital stock of the Bank on September 29, 1995. The following are the parent only financial statements as of December 31, 1997 and 1996, for the years ended December 31, 1997 and 1996, and the period May 31, 1995 to December 31, 1995 and should be read in conjunction with the Notes to the consolidated financial statements.

     PARENT COMPANY ONLY - STATEMENTS OF FINANCIAL CONDITION

                                            December 31,
                                        -------------------
     (Dollars in thousands)                1997     1996
                                           ----     ----
     Assets:
        Cash                            $     3   $   245
        Due from ESOP trust                 106       106
        Due from subsidiary               3,612     6,267
        Investment in subsidiary         61,352    60,267
        Other assets                         -         85
                                        -------   -------
          Total Assets                  $65,073   $66,970
                                        =======   =======
     Liabilities:
        Accrued taxes                   $   166   $    35
                                        -------   -------
     Shareholders' equity:
        Paid in capital                  39,533    46,807
        Unallocated ESOP shares          (3,280)   (3,703)
        Unearned RRP shares              (1,755)   (1,872)
        Treasury stock                     (119)     (430)
        Retained earnings                30,528    26,133
                                        -------   -------
          Total shareholders' equity     64,907    66,935
                                        -------   -------
               Total liabilities and
               shareholders' equity     $65,073   $66,970
                                        =======   =======


     PARENT COMPANY ONLY - STATEMENTS OF INCOME

                                        For the Years   For the Period
                                            Ended       May 31, 1995 to
     (Dollars in thousands)              December 31,  December 31, 1995
                                         ------------  -----------------
                                         1997    1996
                                         ----    ----

     Other income                       $  326 $  396         $207
     Expenses                               -       9           -
                                        ------ ------         ----
        Income before taxes                326    387          207
                                        ------ ------         ----
     Income taxes                          118    140           74
                                        ------ ------         ----
        Net income before equity in
         earnings of subsidiary            208    247          133
     Equity in earnings of subsidiary    5,379  2,925          338
                                        ------ ------         ----
          Net income                    $5,587 $3,172         $471
                                        ====== ======         ====


     PARENT COMPANY ONLY - STATEMENTS OF CASH FLOWS

                                           For the Years   For the Period
                                               Ended       May 31, 1995 to
     (Dollars in thousands)                December 31,   December 31, 1995
                                          --------------  -----------------
                                           1997    1996
                                           ----    ----
     Cash flows from operating
     activities:
       Net income                        $5,587   $3,172       $  471
     Adjustments to reconcile net
     income to net cash provided
     from operating activities:
       Equity in earnings of subsidiary  (5,379)  (2,925)        (338)
       Decrease (increase) in due from
        subsidiary                        2,655    1,843       (8,110)
       (Increase) in due from ESOP
         trust                               -      (106)          -
       Decrease (increase) in other
        assets                               85      122         (207)
       Increase (decrease) in accrued
         taxes                              131      (39)          74
                                         ------   ------       ------
          Net cash provided from
           (used in) operating
           activities                     3,079    2,067       (8,110)
                                         ------   ------       ------
     Cash flows from investing
     activities:
       Return of investment from
        subsidiary                        6,000   13,350           -
       Investment in subsidiary            (160)  (8,195)     (38,428)
                                         ------   ------       ------
          Net cash provided from
           (used in) investing
           activities                     5,840    5,155      (38,428)
                                         ------   ------       ------
     Cash flows from financing
     activities:
       (Repurchase) issuance of
        common stock                     (7,780)  (6,594)      50,770
       Dividends paid                    (1,804)    (912)          -
       Contribution of common stock
        to ESOP trust                        -        -        (4,232)
       Allocation of ESOP shares            423      529           -
                                         ------   ------       ------
          Net cash (used in)
           provided from financing
           activities                    (9,161)  (6,977)      46,538
                                         ------   ------       ------
          Net change in cash and
           cash equivalents                (242)     245           -
     Cash and cash equivalents at
     beginning of period                    245       -            -
                                         ------   ------       ------
     Cash and cash equivalents at
     end of period                       $    3   $  245       $   -
                                         ======   ======       ======


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STATEWIDE FINANCIAL CORP.


     Dated:  March 30, 1998            By:   BERNARD F. LENIHAN
                                             ------------------
                                             Bernard F. Lenihan
                                             Senior Vice President and
                                             Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

             Signature                  Title              Date
             ---------                  -----              ----

                               Chairman of the Board,
                               President and Chief
         VICTOR M. RICHEL      Executive Officer      March 16, 1998
         Victor M. Richel
                               Senior Vice President
                               and Chief Financial
         BERNARD F. LENIHAN    Officer                March 30, 1998
         Bernard F. Lenihan


         MARIA F. RAMIREZ      Director               March 16, 1998
         Maria F. Ramirez


         WALTER G. SCOTT       Director               March 16, 1998
         Walter G. Scott


         THOMAS SHARKEY, SR.   Director               March 16, 1998
         Thomas Sharkey, Sr.


         STEPHEN R. TILTON     Director               March 16, 1998
         Stephen R. Tilton


         THOMAS V. WHELAN      Director               March 16, 1998
         Thomas V. Whelan


                                INDEX TO EXHIBITS

           Exhibit No.                        Description
           -----------                        -----------

           21                 Subsidiaries of the Registrant

           23                 Consent of KPMG Peat Marwick LLP

           27                 Financial Data Schedule