Form 10-Q
period 1998-03-31
STATEWIDE FINANCIAL CORP
filed 1998-05-14
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933


     For the Quarter Ended March 31, 1998         Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1998: Common Stock, No Par Value:
     4,518,767 shares issued and 4,514,454 shares outstanding.


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months
                                               Ended March 31,
                                               ---------------
                                                1998     1997
                                                ----     ----
     Interest income:
     Interest and fees on loans                $6,465   $6,448
     Interest on mortgage-backed securities 4,841 5,270 Interest and dividends on debt and
      equity securities                           474      645
     Dividends on Federal Home Loan Bank of
      New York ("FHLBNY") stock                   187      124
                                               ------   ------
        Total interest and dividend income     11,967   12,487
                                               ------   ------
     Interest expense:
     Deposits                                   3,865    4,234
     Borrowed funds                             2,040    2,000
                                               ------   ------
        Total interest expense                  5,905    6,234
                                               ------   ------
     Net interest income                        6,062    6,253
     Provision for loan losses                    150      125
                                               ------   ------
     Net interest income after provision
       for loan losses                          5,912    6,128

     Non-interest income:
     Service charges on deposits                  236      218
     Loan fees and other fees                     211      130
     Other income                                  87       25
                                               ------   ------
        Total non-interest income                 534      373
                                               ------   ------
     Non-interest expense:
     Salaries and employee benefits             2,491    2,388
     Occupancy, net                               574      577
     Federal deposit insurance premiums            69       72
     Professional fees                            177      144
     Insurance premiums                            (3)      95
     Data processing fees                         162      170
     Foreclosed real estate expense, net           20        7
     Other                                        874      837
                                               ------   ------
        Total non-interest expense              4,364    4,290
                                               ------   ------
     Income before income taxes                 2,082    2,211
     Income taxes                                 778      827
                                               ------   ------
        Net Income                             $1,304   $1,384
                                               ======   ======
     Earnings per common share:
          Basic                                $ 0.32   $ 0.32
                                               ======   ======
          Assuming dilution                    $ 0.31   $ 0.31
                                               ======   ======
     Weighted average number of common
      shares outstanding:
          Basic                            4,029,156  4,293,979
                                           =========  =========

          Assuming dilution                4,229,390  4,404,263
                                           =========  =========

     See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                March 31,   December 31,
                                                  1998          1997
                                                ---------   ------------
                                               (Unaudited)
     Assets:
     Cash and amounts due from depository
      institutions                              $ 10,604    $   6,767
     Federal funds sold                           13,700          -
     Mortgage-backed securities available
      for sale                                   263,305      290,044
     Debt and equity securities available
      for sale                                    27,652       19,093
     Loans receivable, net                       329,523      332,509
     Accrued interest receivable, net              4,121        3,969
     Real estate owned, net                          496          440
     Premises and equipment, net                   6,475        6,064
     FHLBNY stock, at cost                        10,260       10,260
     Excess of cost over fair value of net
      assets acquired                                 99          106
     Other assets                                  4,326        6,064
                                                --------     --------
          Total assets                          $670,561     $675,316
                                                ========     ========
     Liabilities and shareholders' equity:
     Liabilities:
     Deposits                                   $452,007     $443,878
     Borrowed funds:
      Securities sold under agreements
       to repurchase                             146,000      146,150
      FHLBNY advances                               -          14,150
                                                --------     --------
          Total borrowed funds                   146,000      160,300
     Advance payments by borrowers for taxes
      and insurance                                1,764        1,749
     Accounts payable and other liabilities        4,880        4,482
                                                --------     --------
          Total liabilities                      604,651      610,409
                                                --------     --------
     Shareholders' equity                         65,910       64,907
                                                --------     --------
          Total liabilities and shareholders'
           equity                               $670,561     $675,316
                                                ========     ========

     See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                         Three Months
                                                       Ended March 31,
                                                       ---------------
                                                        1998      1997
                                                        ----      ----
     Cash flows from operating activities:
       Net income                                      $ 1,304  $ 1,384
       Adjustments to reconcile net income to net
        cash provided by operating activities:
       Provision for loan losses                           150      125
       Depreciation and amortization                       274      234
       Net amortization of deferred premiums and
         unearned discounts                                495      167
       Amortization of RRP awards and allocation
         of ESOP shares                                    120      284
       Net gain on sale of real estate owned               (15)      (9)
       Changes in assets and liabilities:
         Increase in accrued interest and dividends
          receivable                                      (152)    (209)
         (Decrease) increase in accrued interest
          payable                                          (21)     219
         Decrease in other assets                        1,896      418
         Increase in accounts payable and other
          liabilities                                      440      384
                                                       -------  -------
          Net cash provided by operating activities      4,491    2,997
                                                       -------  -------
     Cash flows from investing activities:
       Net receipts (disbursements) from lending
        activities                                       2,740     (978)
       Purchase of loans                                  (168)  (1,293)
       Proceeds from mortgage-backed securities
        principal repayments                            25,838   10,494
       Purchase of mortgage-backed securities              -    (51,915)
       Proceeds from principal repayments of debt
        securities                                       1,000    3,000
       Purchase of debt and equity securities           (9,473)      -
       Increase in short-term investments              (13,700)      -
       Purchase of FHLBNY stock                            -       (167)
       Proceeds from sale of real estate owned             104      183
       Purchases and improvements of premises and
        equipment                                         (678)    (304)
                                                       -------  -------
          Net cash provided by (used in) investing
           activities                                    5,663  (40,980)
                                                       -------  -------
     Cash flows from financing activities:
       Net increase in deposits                          8,129    1,620
       Repayment of borrowings                         (26,500)(135,400)
       Proceeds from borrowings                         12,200  178,400
       Increase in advance payments by borrowers
        for taxes and insurance                             15       35
       Cash dividends paid                                (459)    (443)
       Proceeds from the issuance of common stock          298       -
       Purchase of common stock                            -     (2,779)
                                                       -------  -------
          Net cash (used in) provided by financing
           activities                                   (6,317)  41,433
                                                       -------  -------
          Net increase in cash and cash equivalents      3,837    3,450
     Cash and cash equivalents at beginning of
       period                                            6,767    6,586
                                                       -------  -------
     Cash and cash equivalents at end of period        $10,604  $10,036
                                                       =======  =======
     Supplemental disclosures of cash flow
     information:
       Cash paid during the period for:
         Income taxes                                  $   250  $   -
                                                       =======  =======
         Interest                                      $ 5,926  $ 6,015
                                                        ======= =======
       Transfer from loans receivable to real
        estate owned, net                              $   145  $   -
                                                       =======  =======
       Change in unrealized loss, net of income
        tax, on securities available for sale          $  (281) $(2,362)
                                                       =======  =======

     See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services, Inc. are the only active subsidiaries at March 31, 1998.
     As of March 31, 1998, the Bank operated sixteen banking offices in Hudson, Union, Bergen and Passaic counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     2.  Adoption of Recently Issued Accounting Standards

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale.

     Comprehensive income during the periods is as follows:


                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                1998     1997
                                                ----     ----
                                           (Dollars in thousands)
     Net income                               $1,304   $1,384
     Other comprehensive income, net of
      income tax:
       Unrealized loss on securities
        available for sale                      (281)  (2,362)
                                              ------   ------
     Comprehensive income (loss)              $1,023   $ (978)
                                              ======   ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                    March 31,  December 31,
                                                       1998        1997
                                                     --------  ------------
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                   $   -       $   -
     Common Stock, no par value, 12,000,000 shares
       authorized; 4,518,767 shares issued, and
       4,514,454 shares outstanding at March 31,
       1998, and 4,518,767 shares issued and
       4,509,164 shares outstanding at December
       31, 1997                                          -           -
     Additional paid in capital                       39,680      39,533
     Unallocated Employee Stock Ownership shares      (3,174)     (3,280)
     Unearned Recognition and Retention Plan
       shares                                         (1,635)     (1,755)
     Retained earnings - substantially restricted     30,425      29,580
     Treasury stock, at cost, 4,313 and 9,603
       shares at March 31, 1998 and December 31,
       1997                                              (53)       (119)
     Accumulated other comprehensive income:
       Net unrealized gain of securities
       available for sale, net of income tax             667         948
                                                     -------     -------
        Total shareholders' equity                   $65,910     $64,907
                                                     =======     =======

     4.  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the actual weighted average number of common shares outstanding during the period. Earnings per share, assuming dilution, is computed by dividing net income by the actual weighted average number of common shares outstanding during the period plus the weighted average number of net shares that would be issued upon exercise of dilutive options and restricted awards issued, assuming the proceeds used to repurchase shares pursuant to the treasury stock method. The computation of earnings per share, assuming dilution, does not assume conversion of options that would have an anti-dilutive effect on earnings per share.

                                           Three Months
                                          Ended March 31,
                                          ---------------

                                          1998       1997
                                          ----       ----
     Numerator:
      Net income available to common
       shareholders                   $1,304,000   $1,384,000
                                      ==========   ==========
     Denominator:
      Weighted average shares
       outstanding - basic             4,029,156    4,293,979
      Common stock equivalents           200,234      110,284
                                      ----------   ----------
      Weighted average shares out-
       standing - assuming dilution    4,229,390    4,404,263
                                       =========    =========
     Earnings per common share:
      Basic                               $ 0.32       $ 0.32
                                          ======       ======
      Assuming dilution                   $ 0.31       $ 0.31
                                          ======       ======


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                            March 31,  December 31,
                                               1998        1997
                                            ---------  ------------
                                            (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                            $2,560    $2,248
       Accruing                                  377       255
                                              ------    ------
     Total loans delinquent 90 days or more   $2,937    $2,503
                                              ======    ======
     Loans delinquent 90 days or more as a
      percentage of total loans outstanding,
      net                                       0.89%     0.75%
                                                ====      ====

     An analysis of the allowance for loan losses follows:

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                1998     1997
                                                ----     ----
                                           (Dollars in thousands)
     Balance at beginning of period           $2,833   $2,613
     Provision charged to operations             150      125
     Charge-offs, net                            (93)     (73)
                                              ------    -----
          Balance at end of period            $2,890   $2,665
                                              ======   ======


       SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                               At or For the
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                                1998     1997
                                                ----     ----
     Selected financial ratios (1):
     Return on average assets                  0.78%     0.82%
     Return on average shareholders' equity    8.09%     8.57%
     Capital to assets                         9.83%     9.30%
     Net interest rate spread (2)              3.42%     3.46%
     Net interest margin (3)                   3.72%     3.78%
     Non-interest income to average assets     0.32%     0.22%
     Non-interest expense to average assets    2.62%     2.55%
     Efficiency ratio (4)                     66.46%    65.99%
     Ratio of interest-earning assets to
       deposits and borrowed funds           108.30%   108.34%

                                           March 31,  December 31,
                                              1998        1997
                                           ---------   -----------
     Regulatory capital ratios:
     Tangible capital ratio                    9.24%      8.96%
     Core capital ratio                        9.24%      8.96%
     Risk-based capital ratio                 23.04%     22.93%

     Asset quality ratios:
     Non-performing loans to total net
       loans                                   0.89%      0.75%
     Non-performing loans to total assets      0.44%      0.37%
     Non-performing assets to total assets 0.51% 0.44% Allowance for loan losses to
       non-performing loans                   98.40%    113.18%
     Allowance for loan losses to total
       net loans                               0.88%      0.85%

     Other data:
     Number of deposit accounts              55,282     54,677
     Number of offices (5)                       16         16

     Notes to Selected Financial Ratios
     ----------------------------------
     (1)  Ratios are annualized where appropriate.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average costs of deposits and borrowed funds.

     (3) Net interest margin represents net interest income as a percent of average interest-earning assets.

     (4) Efficiency ratio represents total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.

     (5) The Passaic branch was sold to Banco Popular FSB as of the close of business on April 9, 1998.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Overview

     The following discussion and analysis refers to the Statewide Financial Corp. (The "Company") and its wholly-owned subsidiary, Statewide Savings Bank, S.L.A. (The "Bank").

     The Company realized net income of $1,304,000, or $0.31 per share, assuming dilution, for the quarter ended March 31, 1998 as compared to $1,384,000, or $0.31 per share, assuming dilution, for the same quarter of the prior year. Basic earnings per share were $0.32 for first quarter 1998, equal to the first quarter of 1997.

     The $80,000 decrease in net income for the quarter ended March 31, 1998 from the year ago period reflects a decrease in net interest income after provision for loan losses, and a slight increase in non-interest expense partially offset by an increase in non-interest income. Net interest income reflects a decline in average interest-earning assets from the same period last year, and a lower interest rate environment. Non-interest expense reflects normal cost increases, and non-interest income reflects higher fee income.


     Financial Condition

     At March 31, 1998, total assets were $670.6 million compared to $675.3 million at December 31, 1997. During the quarter ended March 31, 1998 loan originations totaled $14.8 million of which $9.6 million were in the multi-family, construction, commercial mortgage, and business loan portfolios, increasing these loan category balances $6.1 million, or 11.8%, as the Company continued to change the mix of the loan portfolio toward more commercial loan products. In addition, purchases of debt securities during the quarter increased the current period-end debt and equity portfolio $8.6 million to $27.7 million at March 31, 1998, and the Company's temporary investment position grew from zero to $13.7 million during the quarter as it sold federal funds in anticipation of loan demand during the remainder of 1998. This growth was offset by decreases of $26.7 million, or 9.2%, in mortgage-backed securities and $9.2 million, or 3.8%, in the one-to-four family mortgage loan portfolio as higher levels of prepayments continued throughout the quarter because of continued low interest rates.

     Borrowed funds at March 31, 1998 totaled $146.0 million, a decrease of $14.3 million from December 31, 1997. During the first quarter of 1998, the Company repaid short-term borrowings rather than investing these funds in loans and securities with significant duration risks in a falling interest rate environment. Borrowed funds at March 31, 1998 are all securities sold with the FHLBNY under agreements to repurchase, and have terms maturing from July 2000 to September 2002. All are callable earlier at the lender's option. Borrowings of $86.0 million, with interest rates ranging from 5.43% to 5.54%, are first callable in 1998 and borrowings of $60.0 million, with an interest rate of 5.52%, are first callable in November 1999.

     Deposits totaled $452.0 million at March 31, 1998 as compared to $443.9 million at December 31, 1997. Total deposits increased $8.1 million, or 1.8%, during the quarter. The increase in total deposits from the prior quarter resulted from growth of $6.1 million, or 2.3%, in core deposits, of which non-interest-bearing deposits increased $4.2 million, or 17.4%, and an increase of $2.1 million, or 1.1%, in certificates of deposit. Core deposits grew as the Company continued its relationship selling efforts.

     Shareholders' equity increased $1.0 million during the quarter to $65.9 million at March 31, 1998 from $64.9 million at December 31, 1997. The increase resulted from the current quarter net income of $1.3 million, allocations of shares under the Company's Employee Stock Ownership Plan (ESOP) and other employee benefit plans and options exercised during the period. Partially offsetting these increases were the declaration of the quarterly dividend of $0.5 million and a decrease of $0.3 million (net of tax) in the March 31, 1998 market value of the Company's securities portfolios from the valuation at December 31, 1997.

     Results of Operations

               Three-Month Periods Ending March 31, 1998 and 1997

     Net Income. For the three months ended March 31, 1998, net income decreased slightly to $1.3 million from $1.4 million compared to the same period for the prior year. Net income per share, assuming dilution, for the period was unchanged at $0.31 per share compared to the same period of the prior year due to the effect of stock repurchases during 1997. Basic earning per share was unchanged at $0.32 per share compared to the same period of the prior year. The decrease in net income resulted primarily from a decrease in net interest income and a slight increase in non-interest expense partially offset by an increase in non-interest income.

     Interest Income. Total interest and dividend income totaled $12.0 million for the three months ended March 31, 1998 as compared to $12.5 million for the three months ended March 31, 1997. The decline in interest income between the periods primarily resulted from a decline of $7.1 million in average interest-earning assets and a decrease of 22 basis points in the average yield. Lower long-term interest rates and record level refinancings have accelerated prepayments in the one-to-four family residential mortgage loan and securities portfolios. Average balances of one-to-four family mortgages decreased $24.3 million and maturities and calls on debt securities reduced the average balance in that portfolio $15.2 million. Accelerated prepayments of mortgage-backed securities offset the purchase of $96.2 million of these securities since the prior-year period. Amortization of premiums associated with the purchase of mortgages and securities accelerated during this quarter compared to the year ago quarter, contributing to lower effective yields during this quarter. Partially offsetting these declines were significant growth in the average non-residential, multi-family and construction and business loans which increased $24.2 million, or 83.7%, over the prior-year period.

     Interest Expense. Interest expense decreased $329,000, or 5.28%, during the current quarter as compared to the same quarter of the prior year due to a $9.2 million decrease in average deposits coupled with a 25 basis point decline in the cost of interest-bearing deposits. Average core deposits increased $14.8 million, or 5.97%, to $262.0 million for the current quarter over the $247.2 million in the prior-year period while average balances on certificates of deposit decreased $24.0 million, or 11.41%, to $186.4 million for the current quarter from $210.4 million in the prior-year period. The cost of borrowed funds remained unchanged from the prior-year period. These results reflect the Company's marketing efforts to build and sustain core deposit relationships while offering certificates of deposit rates which are in line with the cost of alternate sources of funds.

     Net Interest Income. For the quarter ended March 31, 1998, net interest income decreased $191,000, or 3.05%, from the comparable prior-year period. The decrease reflects the decline in average interest-earning assets and a repurchase of the Company's common stock partially offset by increased core deposits and lower interest rates paid to depositors. During the current quarter, the net interest margin declined 6 basis points to 3.72% from 3.78% during the quarter ended March 31, 1997.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs and average shareholders' equity for the three months ending March 31, 1998 and 1997. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

                                                          THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------
                                                      1998                          1997
                                           ---------------------------   ---------------------------
                                           Average  Period    Average   Average   Period    Average
                                           Balance Interest Yield/Cost  Balance  Interest Yield/Cost
                                           ---------------- ----------  -------  -------- ----------
     Assets
     Interest-earning assets:
      First mortgage loans                 $275,718   $ 5,231   7.59%  $280,378  $ 5,351    7.63%
      Consumer and other loans               38,712       902   9.45     34,930      838    9.73
      Commercial business                    15,357       332   8.77     10,825      259    9.70
      Mortgage-backed securities            280,163     4,841   6.94    280,674    5,270    7.51
      Debt securities                        23,650       441   7.56     38,825      645    6.65
      Money market investments                2,622        33   5.03         18       -     5.35
      FHLBNY stock                           10,260       187   7.29      7,911      124    6.27
                                           --------   -------          --------  -------
     Total interest-earning assets          646,482   $11,967   7.43    653,561  $12,487    7.65
     Non-interest-earning assets             20,995   =======            19,228  =======
                                           --------                    --------
          Total assets                     $667,477                    $672,789
                                           ========                    ========
     Liabilities and shareholders'
      equity:
     Interest-bearing liabilities:
      Savings accounts                     $143,668   $ 1,030   2.91   $138,737  $   986    2.88
      Demand and NOW accounts                74,499       184   1.00     64,252      328    2.07
      Money market accounts                  43,855       326   3.01     44,269      351    3.22
      Certificates of deposit               186,379     2,325   5.06    210,375    2,569    4.95
      Borrowed funds                        148,530     2,040   5.57    145,623    2,000    5.57
                                           --------   -------          --------  -------
     Total deposits and borrowed funds      596,931   $ 5,905   4.01    603,256  $ 6,234    4.19
                                           --------   =======          --------  =======
      Other liabilities
                                              6,049                       4,900
                                           --------                    --------
          Total liabilities                 602,980                     608,156
     Shareholders' equity                    64,497                      64,633
                                           --------                    --------
          Total liabilities and share-
           holders' equity                 $667,477                    $672,789
                                           ========                    ========
     Net interest income                              $ 6,062                    $ 6,253
                                                      =======                    =======
     Net interest rate spread                                   3.42%                       3.46%
                                                                ====                        ====
     Net interest margin                                        3.72%                       3.78%
                                                                ====                        ====
     Ratio of interest-earning assets
      to deposits and borrowed funds                          108.30%                     108.34%
                                                              ======                      ======

     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1998 was $150,000, an increase of $25,000 over the prior-year period. The provision for the three months ended March 31, 1998 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company s loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of March 31, 1998, non-performing loans were $2.9 million and as a percentage of total net loans outstanding equaled 0.89%, both unchanged from the same period of the prior year. At March 31, 1998, the allowance for loan losses was $2.9 million, or 98.40%, of total non-performing loans compared to 113.18% at December 31, 1997.

     Non-Interest Income. Total non-interest income increased $161,000, or 43.16%, to $534,000 for the current quarter from $373,000 for the same period of the prior year. This increase reflects increased ATM surcharges to non-customers, higher annuity sales generated through the bank's branch network, income realized on an asset written off in a prior period, and increased letter of credit and deposit account fees.

     Non-Interest Expense. Total non-interest expense increased modestly by $74,000, or 1.72%, to $4.4 million for the current quarter from $4.3 million for the same period of the prior year. This increase primarily reflects increases in salaries and benefits, professional fees, and branch and bank operations cost offset by lower insurance expense.

     Salaries and employee benefits expense was the largest component increase within non-interest expenses. This category increased $103,000, or 4.31%, during this quarter in 1998 over the same period last year, reflecting higher expense associated with the Company's ESOP program and normal wage increases partially offset by lower management incentive plan expense. The cost of the Company's ESOP is recorded as compensation expense based upon the average market value of the Company's common stock, which was higher during the quarter ended March 31, 1998 compared to the same quarter last year.

     The remaining components of non-interest expense decreased $29,000, or 1.5%, for the current quarter as compared to the same quarter a year ago. This decrease resulted primarily from insurance premium reductions during the current quarter over the same quarter of the prior year because of an increase in the cash surrender value of Company owned life insurance policies on certain officers of the Company and the Bank. Partially offsetting this reduction were increases in professional fees of $33,000 related to fee enhancement and cost reduction studies and slightly higher real estate owned expense and general bank operating costs.

     Income Tax Expense. The decrease in income tax expense for the period is solely the result of the tax effect of the decrease in pre-tax income recorded during the period.

     Liquidity and Capital Resources

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities of debt securities and funds provided by operations. At March 31, 1998, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 1.0% of total assets and 1.4% of total deposits at March 31, 1998. At March 31, 1998, the Company had available to it $33.7 million under a line of credit with the FHLBNY, expiring October 31, 1998, and approximately $53.1 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $57.7 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $235 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At March 31, 1998, capital resources were sufficient to meet outstanding loan commitments of $27.9 million, commitments on unused lines of credit of $10.2 million and commercial letters of credit of $1.8 million. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1998, totaled $161.9 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the three months ended March 31, 1998, proceeds from investments and deposit activities represented the primary source of funds. Maturities and principal repayments on mortgage-backed and debt securities outpaced purchases of debt securities by $17.4 million. In addition, funds were provided from growth in deposits of $8.1 million, by operating activities of $4.5 million and loan receipts of $2.6 million, net of disbursements and purchases. The excess source of funds were primarily used to decrease short-term borrowings by $14.3 million and increase short-term investments by $13.7 million.

     During the three months ended March 31, 1997, investment activities represented the primary funding need. Purchase of mortgage-backed securities exceeded maturities and principal repayments of mortgage-backed and debt securities by $38.4 million. In addition, funds were used for loan disbursements, net of repayments of $2.3 million, and the repurchase of the Company's common stock of $2.8 million. The principal source of funding for these investments were increases in borrowings, net of repayments, from the FHLBNY of $43.0 million, cash provided by operating activities of $3.0 million and a net increase in deposits of $1.6 million.

     At March 31, 1998, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at March 31, 1998 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.


                                The Bank            OTS Requirements
                            ---------------   -----------------------------
                                                              For Classi-
                                                                fication
                                             Minimum Capital    As Well-
                                                Adequacy      Capitalized
                                              -------------  -------------
     (Dollars in thousands)  Amount   Ratio  Amount   Ratio  Amount  Ratio
                             ------   -----  ------   -----  ------  -----

     Tangible Capital       $61,869   9.24%  $10,003  1.50%
     Tier 1 (core) Capital   61,869   9.24    26,674  4.00  $33,343    5.00%
     Risk Based Capital:
          Tier 1             61,869  22.16    11,169  4.00   16,753    6.00
          Total             $64,327  23.04%  $22,338  8.00% $27,922   10.00%
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

               Item 3. Defaults upon Senior Securities.
                       Not applicable.

               Item 4. Submission of Matters to a Vote of Security Holders.
                       None.

               Item 5. Other Information.
                       Not applicable.

               Item 6. Exhibits and Report of Form 8-K.

               (a)     Exhibits.

                       Number       Description
                       ------       -----------
                         27         Financial Data Schedule

               (b)     Reports on Form 8-K.

                       1. The Registrant filed a current report on Form 8-K dated January 12, 1998 announcing the Registrant's implementation of a proposed stock repurchase program.

                       2. The Registrant filed a current report on Form 8-K on January 27, 1998 announcing the Registrant's fourth quarter and full year earnings for the period ending December 31, 1997.

                       3. The Registrant filed a current report on Form 8-K on February 24, 1998 announcing
                            Registrant's quarterly dividend of $0.11 per share.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            STATEWIDE FINANCIAL CORP.


     Date: May 14, 1998            By:  Bernard F. Lenihan
                                        Senior Vice President and Chief
                                        Financial Officer