Form 10-Q
period 1998-06-30
STATEWIDE FINANCIAL CORP
filed 1998-08-14
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For the Quarter Ended June 30, 1998          Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1998: Common Stock, No Par Value:
     4,363,767 shares issued and 4,359,821 shares outstanding.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      Three Months Ended     Six Months
                                           June 30,        Ended June 30,
                                        -------------       ------------
                                        1998     1997      1998     1997
                                        ----     ----      ----     ----
     Interest income:
     Interest and fees on loans       $ 6,617   $ 6,514   $13,082   $ 12,962
     Interest on mortgage-backed
       securities                       4,102     5,423     8,943     10,693
     Interest and dividends on debt
       and equity securities              863       625     1,337      1,270
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY")
       stock                              191       128       378        252
                                      -------   -------   -------    -------
        Total interest and dividend
         income                        11,773    12,690    23,740     25,177
                                      -------   -------   -------    -------
     Interest expense:
     Deposits                           3,840     4,219     7,705      8,453
     Borrowed funds                     2,026     2,216     4,066      4,216
                                      -------   -------   -------    -------
        Total interest expense          5,866     6,435    11,771     12,669
                                      -------   -------   -------    -------
     Net interest income                5,907     6,255    11,969     12,508
     Provision for loan losses            150       125       300        250
                                      -------   -------   -------    -------
     Net interest income after
     provision for loan losses          5,757     6,130    11,669     12,258
                                      -------   -------   -------    -------
     Non-interest income:
     Service charges                      331       204       567        422
     Loans and other fees                 238       139       449        269
     Other income                         378        47       465         72
                                      -------   -------   -------    -------
        Total non-interest income         947       390     1,481        763
                                      -------   -------   -------    -------
     Non-interest expense:
     Salaries and employee benefits     2,647     2,385     5,138      4,773
     Occupancy, net                       588       563     1,162      1,140
     Federal deposit insurance
      premiums                             68        74       137        146
     Professional fees                    236       185       413        329
     Insurance premiums                    56        76        53        171
     Data processing fees                 177       143       339        313
     Foreclosed real estate
      expense, net                          6         7        26         14
     Other                                961       844     1,835      1,681
                                      -------   -------   -------    -------
        Total non-interest expense      4,739     4,277     9,103      8,567
                                      -------   -------   -------    -------
     Income before income taxes         1,965     2,243     4,047      4,454
     Income taxes                         751       852     1,529      1,679
                                      -------   -------   -------    -------
        Net income                    $ 1,214   $ 1,391   $ 2,518   $  2,775
                                      =======   =======   =======   ========
     Earnings per common share:
       Basic                           $ 0.30    $ 0.33    $ 0.63     $ 0.65
                                       ======    ======    ======     ======
      Assuming dilution                $ 0.29    $ 0.32    $ 0.60     $ 0.64
                                       ======    ======    ======     ======
     Weighted average number of
      common shares
       Basic                        4,002,384 4,190,605 4,015,878  4,242,006
       Assuming dilution            4,203,942 4,321,626 4,216,774  4,362,659
                                    ========= ========= =========  =========

     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                             June 30,  December 31,
                                               1998        1997
                                               ----        ----
                                            (UNAUDITED)
     Assets:
     Cash and amounts due from depository
       institutions                          $   8,438   $   6,767
     Federal funds sold                         16,200        -
     Mortgage-backed securities available
       for sale                                226,286     290,044
     Debt and equity securities available
       for sale                                 47,029      19,093
     Loans receivable, net                     331,783     332,509
     Accrued interest receivable, net            3,693       3,969
     Real estate owned, net                        606         440
     Premises and equipment, net                 6,768       6,064
     FHLBNY stock, at cost                      10,260      10,260
     Excess of cost over fair value of
       net assets acquired                          91         106
     Other assets                                5,481       6,064
                                              --------    --------
          Total assets                        $656,635    $675,316
                                              ========    ========
     Liabilities and shareholders' equity:
     Liabilities:
     Deposits                                 $440,491    $443,878
     Borrowed funds:
       Securities sold under agreements
        to repurchase                          146,248     146,150
       FHLBNY advances                            -         14,150
                                              --------    --------
          Total borrowed funds                 146,248     160,300
     Advance payments by borrowers for
       taxes and insurance                       1,832       1,749
     Accounts payable and other
       liabilities                               4,254       4,482
                                              --------    --------
          Total liabilities                    592,825     610,409
                                              --------    --------
     Shareholders' equity                       63,810      64,907
                                              --------    --------
          Total liabilities and
           shareholders' equity               $656,635    $675,316
                                              ========    ========

     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                      Six Months Ended
                                                          June 30,
                                                          ---------
                                                        1998      1997
                                                        ----      ----
     Cash flows from operating activities:
      Net income                                      $ 2,518    $ 2,775
     Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for loan losses                           300        250
      Depreciation and amortization                       558        487
      Net amortization of deferred premiums and
       unearned discounts                                 882        368
      Amortization of RRP awards and allocation
       of ESOP shares                                     712        589
      Net gain on sale of real estate owned               (23)       (13)
      Net gain on sale of deposits                       (306)        -
      Gain on sale of premises and equipment              (10)        -
     Changes in assets and liabilities:
      Decrease (increase) in accrued interest and
       dividends receivable                               276       (103)
      Increase in accrued interest payable                 74         44
      Decrease in other assets                          1,034         84
      (Decrease) increase in accounts payable and
       other liabilities                                 (281)       335
                                                      -------    -------
          Net cash provided by operating activities     5,734      4,816
                                                      -------    -------
     Cash flows from investing activities:
      Net receipts (disbursements) from lending
       activities                                         254       (612)
      Purchase of loans                                  (412)    (2,097)
      Proceeds from sale of loans                          95         -
      Proceeds from mortgage-backed securities
       principal repayments                            61,225     22,756
      Purchase of mortgage-backed securities              -      (67,102)
      Proceeds from debt securities principal
       repayments                                       4,000     10,000
      Purchase of debt securities                     (31,428)       -
      Increase in short-term investments              (16,200)       -
      Purchase of FHLBNY stock                            -         (497)
      Proceeds from collection and sale of real
       estate owned                                       236        339
      Purchases and improvements of premises and
       equipment                                       (1,458)      (436)
      Proceeds from the sale of premises and
       equipment                                          221        -
                                                      -------    -------
          Net cash provided by (used in)
           investing activities                        16,533    (37,649)
                                                      -------    -------
     Cash flows from financing activities:
      Net increase (decrease) in deposits               3,127     (8,586)
      Repayment for sale of deposits                   (6,208)        -
      Repayment of borrowings                         (27,000)  (517,650)
      Proceeds from borrowings                         12,948    564,350
      Increase in advance payments by borrowers
       for taxes and insurance                             83        134
      Cash dividends paid                                (906)      (880)
      Proceeds from exercise of stock options              65        -
      Purchase of common stock                         (2,705)    (3,811)
                                                      -------    -------
          Net cash (used in) provided by financing
           activities                                 (20,596)    33,557
                                                      -------    -------
          Net increase in cash and cash equivalents     1,671        724
     Cash and cash equivalents at beginning of
      period                                            6,767      6,586
                                                      -------    -------
     Cash and cash equivalents at end of period       $ 8,438    $ 7,310
                                                      =======    =======
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
       Income taxes                                   $ 1,569    $ 1,175
                                                      =======    =======

       Interest                                       $11,702    $12,625
                                                      =======    =======

      Transfer from loans receivable to real
       estate owned, net                              $   379    $    37
                                                      =======    =======
      Change in unrealized gain, net of income tax,
       on securities available for sale               $  (802)   $  (128)
                                                      =======    =======


     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at June 30, 1998. The Bank operates sixteen banking offices in Hudson, Union and Bergen counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

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

     Comprehensive income during the periods is as follows:

                                       Three Months      Six Months
                                      Ended June 30,   Ended June 30,
                                      --------------   --------------
                                       1998     1997    1998    1997
                                       ----     ----    ----    ----

     Net income                        $1,214  $1,391   $2,518  $2,775
     Other comprehensive income, net
     of income tax:
       Unrealized holding (loss) gain
        on securities available for
        sale                             (521)  2,234     (802)   (128)
                                       ------  ------   ------  ------
       Comprehensive income            $  693  $3,625   $1,716  $2,647
                                       ======  ======   ======  ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                     June 30,  December 31,
                                                       1998        1997
                                                       ----        ----
                                                    (Dollars in thousands)
      Preferred stock, no par value, 2,000,000
        shares authorized; no shares issued or
        outstanding                                    $   -      $   -
      Common Stock, no par value, 12,000,000
        shares authorized; 4,400,767 shares issued
        and 4,396,821 shares outstanding at June
        30, 1998, and 4,518,767 shares issued
        and 4,509,531 shares outstanding at
        December 31, 1997                                  -          -
      Additional paid in capital                        37,107     39,533
      Cost of unallocated Employee Stock Ownership
       Plan ("ESOP") shares                             (3,068)    (3,280)
      Cost of unearned Recognition and Retention
       Plan ("RRP") shares                              (1,514)    (1,755)
      Retained earnings - substantially restricted      31,192     29,580
      Treasury stock, at cost, 3,946 and 9,236
       shares at June 30, 1998 and December 31,
       1997                                                (53)      (119)
      Accumulated other comprehensive income:
       Net unrealized gain on securities available
        for sale, net of income tax                        146        948
                                                       -------    -------
           Total shareholders' equity                  $63,810    $64,907
                                                       =======    =======


     4.  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share, assuming dilution, starts with the calculation of basic earnings per share and adds to it the effect of common stock equivalents. Such equivalents are the number of shares which would be issued assuming exercise of in-the-money options, and vesting of restricted awards, net of shares which could be purchased in the open market with proceeds from the assumed exercise of such options and from tax benefits and the future amortization associated with vesting of restricted awards.


                                         Three Months        Six Months
                                        Ended June 30,     Ended June 30,
                                        ---------------    --------------
                                         1998      1997    1998    1997
                                         ----      ----    ----    ----
                             (Dollars in thousands, except per share data)
     Numerator:
      Net income available to
       common shareholders           $1,214     $1,391    $2,518     $2,775
                                     ======     ======    ======     ======
     Denominator:
      Weighted average shares
       outstanding - basic        4,002,384  4,190,605 4,015,878  4,242,006
      Common stock equivalents      201,558    131,021   200,896    120,653
                                  ---------  --------- ---------  ---------
      Weighted average shares
       outstanding - assuming
       dilution                   4,203,942  4,321,626 4,216,774  4,362,659

                                  =========  ========= =========   ========
     Earnings per common share:
      Basic                          $ 0.30     $ 0.33    $ 0.63     $ 0.65
                                     ======     ======    ======     ======
      Assuming dilution              $ 0.29     $ 0.32    $ 0.60     $ 0.64
                                     ======     ======    ======     ======

     5.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS Nos. 80, 105 and 119. This statement is effective for periods ending after June 15, 1999. The adoption of SFAS No. 133 is not expected to have an impact on the financial position or results of operations of the Company.

     6.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:
                                                   June 30, December 31,
                                                     1998       1997
                                                   -------- ------------
                                                  (Dollars in thousands)
      Loans delinquent 90 days or more:
       Non-accrual                                   $2,177     $2,212
       Accruing                                         319        291
                                                     ------     ------
      Total net loans delinquent 90 days or more     $2,496     $2,503
                                                     ======     ======
      Loans delinquent 90 days or more as a
      percentage of total net loans outstanding        0.75%      0.75%
                                                        ===        ===

     An analysis of the allowance for loan losses follows:

                                           Three Months       Six Months
                                          Ended June 30,    Ended June 30,
                                          --------------    --------------
                                          1998     1997     1998     1997
                                          ----     ----     ----     ----
                                               (Dollars in thousands)
      Balance at beginning of period     $2,890    $2,665  $2,833   $2,613
      Provision charged to operations       150       125     300      250
      Charge offs, net                      (71)      (43)   (164)    (116)
                                         ------    ------  ------   ------
         Balance at end of period        $2,969    $2,747  $2,969   $2,747
                                         ======    ======  ======   ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                              At or For        At or For
                                             Three Months      Six Months
                                                 Ended           Ended
                                               June 30,         June 30,
                                               ---------       ---------
                                             1998     1997    1998    1997
                                             ----     ----    ----    ----
     Selected financial ratios (1):
     Return on average assets                 0.74%   0.82%  0.76%    0.82%
     Return on average shareholders' equity   7.46%   8.78%  7.77%    8.67%
     Capital to assets                        9.72%   9.73%  9.72%    9.73%
     Net interest rate spread (2)             3.40%   3.46%  3.42%    3.46%
     Net interest margin (3)                  3.70%   3.77%  3.72%    3.77%
     Non-interest income to average assets    0.58%   0.23%  0.45%    0.23%
     Non-interest expense to average assets   2.88%   2.51%  2.75%    2.53%
     Efficiency ratio (4)                    72.37%  65.60% 69.57%   65.79%
     Ratio of interest-earning assets to
      interest-bearing liabilities          108.21% 107.77%108.26%  108.05%

                                            June 30, December 31,
                                              1998       1997
                                              ----      ------
      Regulatory capital ratios:
      Tangible capital ratio                  9.04%      8.96%
      Core capital ratio                      9.04%      8.96%
      Risk-based capital ratio               21.23%     22.93%

      Asset quality ratios:
      Non-performing loans to total net
        loans                                 0.75%      0.75%
      Non-performing loans to total assets    0.38%      0.37%
      Non-performing assets to total assets 0.47% 0.44% Allowance for loan losses to non-
        performing loans                    118.95%    113.18%
      Allowance for loan losses to total
        net loans                             0.89%      0.85%

      Other data:
      Number of deposit accounts            53,337     54,677
      Number of offices (5)                     16         16

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

     (5) The Passaic branch was sold to Banco Popular FSB as of the close of business on April 10, 1998, and the North Arlington branch opened for business on May 9, 1998.


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

     The Company realized net income of $1,214,000, or $0.29 per share, assuming dilution, for the quarter ended June 30, 1998 as compared to $1,391,000, or $0.32 per share, assuming dilution, for the same quarter of the prior year. Basic earnings per share were $0.30 for second quarter of 1998, compared $0.33 per share for the second quarter of 1997. Net income for the six months ended June 30, 1998 was $2,518,000, or $0.60 per share, assuming dilution, as compared to $2,775,000, or $0.64, per share, assuming dilution, for the six months ended June 30, 1997. Basic earnings per share were $0.63 for the six months ended June 30, 1998, compared $0.65 per share for the same period of the prior year.

     The decrease in net income for the three and six months ended June 30, 1998 from their respective year ago periods reflects a decrease in net interest income after provision for loan losses, an increase in non-interest expense, and an increase in higher non-interest income. Net interest income reflects a decline in average interest-earning assets from the same periods last year, and continuation of a low interest rate environment. Non-interest expense reflects start-up costs related to new business initiatives and normal cost increases. Increased non-interest income reflects fee structure changes implemented during mid second quarter of 1998, the sale of a bank branch, and overall increased business activity as the Company continues to seek to build strong customer relationships.

                               FINANCIAL CONDITION

     At June 30, 1998, total assets were $656.6 million. This was $14.0 million less than March 31, 1998 and $18.7 million less than total assets at December 31, 1997. The principal reason for these declines was the low interest rate environment and consequent accelerated prepayments of mortgages, reducing both the mortgage-backed securities and one-to-four family mortgage portfolios. Partially offsetting these declines were: growth in the Company's commercial business and mortgage loan portfolios, partially related to the launch of Statewide Funding, the Company's mortgage funding initiative; investments in Federal agency debt securities; and temporary investments through sale of Federal funds. In May 1998, the Company started Statewide Funding, a division on the Bank which specializes in short-term lending to mortgage bankers utilizing first mortgages as collateral. During June, its first full month of operation, this division originated $18.8 million in loans, and at June 30, 1998, had extended $28.0 million in lines of credit, with $10.1 million in loans outstanding against such lines.

     Specifically, during the second quarter, the commercial business and mortgage loan portfolio grew $17.1 million, or 32.9%, to $69.3 million at June 30, 1998. The inception of Statewide Funding was a significant reason for this growth, and continued expansion of commercial lending efforts was the cause for the remainder.
     Offsetting this growth was the reduction in mortgage related investments as the mortgage-backed securities portfolio decreased $37.0 million to $226.3 million, and the one-to-four family mortgage portfolio decreased $13.8 million to $221.4 million. Twenty-two million dollars of the cash generated through this net reduction of assets was reinvested into lower yielding, shorter duration, Federal agency debt and $2.5 million was reinvested into temporary investments through sales of Federal funds in anticipation of loan demand during the remainder of 1998.

     At June 30, 1998 the mortgage-backed securities portfolio declined $63.8 million, or 21.98%,from December 31, 1997 and the one-to-four family mortgage portfolio decreased $23.0 million, or 9.42%.
     Partially offsetting these reductions were growth in the commercial business and loan portfolio of $21.8 million, or 46.0%, investment in Federal agency debt which caused the balance of debt and equity securities to increase $27.9 million and temporary investments through sales of Federal funds of $16.2 million

     Borrowed funds were $146.2 million at June 30, 1998. Of this amount $146.0 million have final maturity dates ranging from July 2000 to September 2002. All are callable earlier at the lender's option. Borrowed funds of $86.0 million with interest rates ranging from 5.43% to 5.54% are callable in the third quarter 1998, and borrowed funds of $60.0 million with an interest rate of 5.52% are first callable in November 1999. Borrowed funds increased $0.2 million over the preceding quarter and decreased $14.1 million from December 31, 1997. During 1998, the Company repaid its short-term borrowed funds with the cash flow from its securities and residential mortgage portfolios.

     Deposits totaled $440.5 million at June 30, 1998, as compared to $452.0 million at March 31, 1998 and $443.9 million at December 31, 1997. The decrease in total deposits from the prior quarter resulted primarily from the sale of deposits from the Passaic branch on April 10, 1998, coupled with further controlled runoff of certificates of deposit. Excluding the sale of the deposits of the Passaic branch, total deposits increased $3.1 million between December 31, 1997 and June 30, 1998, with core deposits increasing $6.2 million or 2.4% and certificates of deposit decreasing $3.1 million, or 1.7%.

     Shareholders' equity decreased $2.1 million and $1.1 million during the three and six months ended June 30, 1998, respectively, to $63.8 million, from $65.9 million at March 31, 1998 and from $64.9 million at December 31, 1997. The decreases during these periods resulted principally from the repurchase and retirement of 118,000 shares of the Company's common stock for $2.7 million during the second quarter of 1998, along with the payment of quarterly dividends and the reduction during the three and six months ended June 30, 1998 of $0.5 million and $0.8 million, respectively, in the market value (net of taxes) of the Company's investment portfolio. These decreases were partially offset by net income of $1.2 million and $2.5 million for the three and six months ended June 30, 1998, respectively, stock issued from options exercised, and the allocation of ESOP shares and other employee benefit plans during these periods.

                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDING JUNE 30, 1998 AND 1997

     Net Income. For the three months ended June 30, 1998, net income decreased $0.2 million, to $1.2 million from $1.4 million for the same period of the prior year. Net income per share, assuming dilution, for the period was $0.29 per share compared to $0.32 per share for the same period of the prior year. Basic earnings per share were $0.30 per share compared to $0.33 per share for the same period of the prior year. The decrease in net income primarily resulted from a decrease in net interest income before provision for loan losses of $0.3 million and an increase in non-interest expense, partially offset by an increase in non-interest income.


     Interest Income. Interest and dividend income totaled $11.8 million for the three months ended June 30, 1998 as compared to $12.7 million for the three months ended June 30, 1997. The reduction in interest income between the periods results from a decline of $23.2 million in average interest-earning assets and a decrease of 27 basis points in the average yield. Lower long-term interest rates and record level refinancings have accelerated prepayments in the one-to-four family residential mortgage loan and securities portfolios. Average balances of one-to-four family mortgages decreased $31.5 million and normal amortization along with accelerated prepayments of mortgage-backed securities of $95.0 million offset the purchase of $81.1 million of these securities since the prior year period. Purchases of $41.0 million of debt securities offset maturities and calls between these periods increasing the average balance in this portfolio $2.8 million. New purchases of mortgage-backed securities and debt securities have generally provided lower yields than the investments they replaced.
     In addition, amortization of premiums associated with the purchase of mortgage-backed securities accelerated during this period compared to the year ago quarter, contributing to a lower effective yield during this year current quarter. Partially offsetting the declines in the portfolios mentioned above were growth in commercial business and mortgage loans, and consumer loans. Commercial business and mortgage loans increased $28.6 million, or 81.4%, and consumer loans increased $3.4 million, or 9.7%, over the prior-year period.

     Interest Expense. Interest expense decreased $569,000, or 8.84%, during the current quarter as compared to the same quarter of the prior year due to a $23.9 million decrease in average deposits and borrowed funds coupled with a 21 basis point decline in average cost. Average core deposits increased $7.8 million, or 3.08%, to $260.3 million for the current quarter over the $252.5 million in the prior-year period while average certificates of deposit decreased $18.8 million, or 9.34%, to $182.6 million for the current quarter from $201.4 million in the prior-year period. The cost of total deposits declined 25 basis points from the prior-year period due to a 35 basis point decline in the cost of core deposits resulting from an increase of $8.6 million in the average balance of no cost checking, a decrease of 100 basis points in the rates paid on NOW accounts and a decrease of 13 basis points in the average rate paid on money market deposit accounts, partially offset by an increase of 6 basis points in the cost of certificates of deposit. Average borrowed funds decreased $12.9 million to $146.0 million for the current quarter over the $158.9 million in the prior-year period. The cost of borrowed funds declined slightly for the current quarter to 5.57% from 5.59% for the prior-year period. These results reflect the Company's continued efforts to build and sustain core deposit relationships, while offering competitive certificate of deposit rates which are in line with the cost of alternate sources of funds.

     Net Interest Income. For the quarter ended June 30, 1998, net interest income decreased $348,000, or 5.56%, from the comparable prior-year period. The decrease reflects the decline in average interest-earning assets during the current period and the continued overall downward trend in market yields on interest sensitive products, coupled with costs incurred in the repurchase of the Company's common stock. This was partially offset by lower costs of core deposits, and a decrease in the average balance of certificates of deposit and borrowed funds. The tightening of spreads between interest earning-assets and deposits and borrowed funds is reflected in the net interest margin which was 3.70% for the current quarter as compared to 3.77% during the quarter ended June 30, 1997.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the three months ending June 30, 1998 and 1997. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields. Prior-year balance information has been reclassified to conform with current year presentation.

     Table 1

                                            Three Months Ended June 30,
                                       --------------------------------------
                                          1998                     1997
                                 ----------------------    ---------------------
                                  Average InterestAverage Average Interest Average
                                  Balance          Yield/ Balance           Yield/
                                                   Cost                     Cost
                                  ------- -------- ----   -------  --------  ----
     Assets:
      Interest-earning assets:
       First mortgage loans       $269,507 $ 5,287  7.85%  $279,209 $ 5,348  7.66%
       Consumer and other loans     38,974     902  9.28     35,540     859  9.69
       Commercial business          19,876     428  8.64     13,052     307  9.43
       Mortgage-backed securities  245,928   4,102  6.68    288,294   5,423  7.47
       Debt securities              33,373     594  7.19     36,222     625  6.95
       Money market investments     19,361     269  5.63        -       -      -
       FHLBNY Stock                 10,260     191  7.45      8,193     128  6.25
                                  -------- -------         -------- -------
     Total interest-earning
      assets                       637,279  11,773  7.40    660,510  12,690  7.67%
                                           -------                  -------  ----
      Non-interest-earning assets   20,841                   20,164
                                  --------                 --------
          Total assets            $658,120                 $680,674
                                  ========                 ========

     Liabilities and share-
      holders' equity:
     Deposits and borrowed funds:
       Savings accounts           $145,029   1,042  2.88   $141,147   1,018  2.89%
       Demand and NOW accounts      72,140     168  0.93     66,908     342  2.05
       Money market accounts        43,089     325  3.03     44,424     350  3.16
       Certificates of deposit     182,649   2,305  5.06    201,467   2,509  5.00
       Borrowed funds              146,022   2,026  5.57    158,931   2,216  5.59
                                  -------- -------         -------- -------
      Total deposits and borrowed
       funds                       588,929   5,866  4.00%   612,877   6,435  4.21%
                                  -------- -------         -------- -------  ----
      Other liabilities              4,067                    4,416
                                  --------                  -------
          Total liabilities        592,996                  617,293
     Shareholders' equity           65,124                   63,381
                                  --------                 --------
     Total liabilities and
      shareholders' equity        $658,120                 $680,674
                                  ========                 ========
     Net interest income                   $ 5,907                  $ 6,255
                                           =======                  =======

     Net interest rate spread                       3.40%                    3.46%
                                                    ====                     ====

     Net interest margin                            3.70%                    3.77%
                                                    ====                     ====
     Ratio of interest-earning
      assets to deposits and
      borrowed funds                              108.21%                  107.77%
                                                                           ======

     Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 1998 was $150,000, an increase of $25,000 over the prior year period. The provision for the three months ended June 30, 1998 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company s loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of June 30, 1998, non-performing loans decreased to $2.5 million and as a percentage of total net loans outstanding equaled 0.75% as compared to $2.6 million and 0.79%, respectively, for the same period of the prior year. At June 30, 1998, the allowance for loan losses was $3.0 million, or 118.95% of total non-performing loans, compared to 113.18% of total non-performing loans at December 31, 1997.

     Non-Interest Income. Total non-interest income increased $557,000, or 142.82%, to $947,000 for the current quarter from $390,000 for the same period of the prior year. Included in non-interest income for the current quarter is a $306,000 gain on the sale of the Passaic branch. Excluding this gain, the Company recorded increases in non-interest income of $251,000, or 64.36% for the three months ended June 30, 1998 over the same period of the prior year. This increase reflected, in part, the Company's fee enhancement initiatives implemented during mid second quarter of 1998 and growth in core deposits and commercial lending which resulted in increased service charges on deposit accounts, and increased loan fees and charges. In addition, higher ATM surcharges to non-customers, and more annuity sales generated through the bank's branch network were realized in the current-year period.

     Non-Interest Expense. Total non-interest expense for the three months ended June 30, 1998 totaled $4.7 million, an increase of $462,000, or 10.80%, from $4.3 million incurred during the same period of the prior year.

     Salaries and employee benefits expense was the largest component within non-interest expenses. This category increased $262,000, or 10.99%, during the second quarter in 1998 over the same period last year. This increase reflects increased staffing for the newly formed mortgage funding group and increases in staff for the commercial lending group during the current quarter. In addition, normal wage increases and higher expense associated with the Company's ESOP program, partially offset by lower management incentive plan expense, contributed to the rise in this category. The cost of the Company's ESOP program is recorded as compensation expense based upon the average market value of the Company's common stock, which was higher during the quarter ended June 30, 1998 compared to the same quarter last year.

     Professional fees increased $51,000, or 27.57%, for the current quarter as compared to the same period of the prior year. The increase for the current period resulted primarily from costs related to fee enhancement and cost reduction studies, ESOP structure and allocation review, and other benefit review costs.

     Data processing expense increased $34,000, or 23.78%, for the current quarter over the same quarter of the previous year. The higher costs in this category primarily reflect increased loan and deposit transaction activity generated through relationship building initiatives, and increased external payroll processing service costs.

     The remaining components of non-interest expense increased $115,000, or 7.35%, for the current quarter as compared to the same quarter a year ago. This increase principally resulted from greater marketing cost related to bank product and name recognition, advertising for the opening of a branch in North Arlington, New Jersey, occupancy cost due to the new branch opening and other facilities and equipment modernization, postage expense due to fee structure notice changes and higher loan and deposit volume, partially offset by lower correspondent bank and branch operating and literature and printing costs.

     Income Tax Expense. The decrease in income tax for the period is the result of the tax effect of the decrease in pre-tax income recorded during the period.

     SIX-MONTH PERIODS ENDING JUNE 30, 1998 AND 1997

     Net Income. For the six months ended June 30, 1998, net income decreased $0.3 million to $2.5 million from $2.8 million for the same period last year. Net income per share, assuming dilution, for the period was $0.60 per share compared to $0.64 per share for the same period of the prior year. Basic earnings per share were $0.63 per share compared to $0.65 per share for the same period of the prior year. The decrease in net income resulted from a decrease in net interest income and an increase in non-interest expense, partially offset by an increase in non-interest income.

     Interest Income. Interest and dividend income was $23.7 million for the six months ended June 30, 1998 as compared to $25.2 million for the six months ended June 30, 1997. The decline in interest income between the periods results from a decline of $15.2 million in average interest-earning assets and a decrease of 24 basis points in the average yield. Lower long-term interest rates and record level refinancing have accelerated prepayments in the one-to-four family residential mortgage loan and securities portfolios. The average balances of one-to-four family mortgages decreased $27.9 million, and mortgage-backed securities decreased $21.6 million during the current six-month period as compared to the same period of the prior-year. In addition, calls and maturities which out paced purchases of debt securities throughout 1997 and 1998 reduced the average balance in that portfolio $9.0 million during the current six-month period as compared to the same period of the prior year. Amortization of premiums associated with the purchase of mortgages and securities accelerated, contributing to lower effective yields during this period. In addition, yields on new securities were lower than those on the assets they replaced. Partially offsetting the declines in the portfolios mentioned above were growth in commercial business and mortgage loans and consumer loans which earn higher yields than those assets being repaid. Average commercial business and mortgage loans increased $26.4 million, or 82.40%, and consumer loans increased $3.6 million, or 10.24%, over the prior year period. In addition, average short-term investments increased $11.0 million during the six-month period ended June 30, 1998 as compared to the same period last year.

     Interest Expense. Interest expense decreased $898,000, or 7.09%, during the six months ended June 30, 1998 as compared to the same period of the prior year due to a $15.2 million decrease in average deposits and borrowed funds, coupled with a 20 basis point decline in average cost. Average core deposits increased $11.3 million, or 4.50%, to $261.1 million for the current six-month period over the $249.9 million in the prior year six-month period while average balances on certificates of deposit decreased $21.4 million, or 10.39%, to $184.5 million for the current six-month period from $205.9 million in the prior year six-month period. The cost of total deposits declined 25 basis points from the prior-year period due to a 34 basis point decline in the cost of core deposits resulting from an increase of $9.5 million in the average balance of no cost checking, a decrease of 100 basis points in the rates paid on NOW accounts, and the decrease of 17 basis points in the average rate paid on money market deposit accounts, partially offset by an increase of 9 basis points in the cost of certificates of deposit. Average borrowed fund declined $5.0 million to $147.3 million for the six-month period ended June 30, 1998 from $152.3 million for the same period of the prior year. The cost of borrowed funds declined one basis point to 5.57% from 5.58% for the prior year six-month period. These results reflect the Company's efforts to build and sustain core deposit relationships, while offering competitive certificate of deposit rates which are in line with the cost of alternate sources of funds. Management repaid short-term borrowed funds rather than reinvesting these funds into assets with excessive duration risk as significant levels of one-to-four family loans and mortgage backed securities prepayments were experienced during the current-year period.

     Net Interest Income. For the six months ended June 30, 1998, net interest income decreased $539,000, or 4.31%, from the comparable prior-year period. The decrease reflects the decline in average interest-earning assets during the current year period, and the continued overall downward trends in the market yields on interest-sensitive products, coupled with the carrying cost for the repurchase of the Company's common stock. This was partially offset by lower costs of core deposits, and a decrease in average certificates of deposit and borrowed funds. The tightening of spreads between interest-earning assets and deposits and borrowed funds is reflected in the net interest margin, which equaled 3.72% for the six-month period ended June 30, 1998 as compared to 3.77% during the same period last year.

     Table 2 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the six months ending June 30, 1998 and 1997. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields. Prior-year balance information has been reclassified to conform with current-year presentation.

     Table 2

                                              Six Months Ended June 30,
                                       --------------------------------------
                                            1998                      1997
                                   ----------------------    ---------------------
                                 Average  Interest Average  Average InterestAverage
                                 Balance            Yield/  Balance          Yield/
                                                    Cost                     Cost
                                  -------  -------  ----    ------- --------  ----
     Assets
      Interest-earning assets:
       First mortgage loans      $272,596   $10,517  7.72% $279,790 $10,699   7.65%
       Consumer and other loans    38,844     1,804  9.37    35,237   1,697   9.71
       Commercial business         17,629       761  8.71    11,945     566   9.56
       Mortgage-backed securities 262,951     8,942  6.82   284,505  10,693   7.49
       Debt securities             28,538     1,036  7.35    37,516   1,270   6.79
       Money market investments    11,038       302  5.52         9     -     5.35
       FHLBNY stock                10,260       378  7.37     8,053     252   6.26
                                 --------   -------        -------- -------
     Total interest-earning
      assets                      641,856    23,740  7.42   657,055  25,177   7.66
                                            -------                 -------   ----
     Non-interest-earning assets   20,917                    19,698
                                 --------                  --------
          Total assets           $662,773                  $676,753
                                 ========                  ========
     Liabilities and
      shareholders' equity:
     Deposits and borrowed funds:
       Savings accounts           144,352     2,072  2.89% $139,949   2,004   2.89%
       Demand and NOW accounts     73,313       352  0.97    65,588     670   2.06
       Money market accounts       43,470       652  3.02    44,347     701   3.19
       Certificates of deposits   184,504     4,629  5.06   205,896   5,078   4.97
       Borrowed funds             147,269     4,066  5.57   152,313   4,216   5.58
                                 --------   -------        -------- -------
     Total deposits and borrowed
      funds                       592,908    11,771  4.00%  608,093  12,669   4.20%
                                 --------   -------  ----  -------- -------   ----
      Other liabilities             5,053                     4,656
                                 --------                  --------
          Total liabilities       597,961                   612,749
     Shareholders' equity          64,812                    64,004
                                 --------                  --------
          Total liabilities and
           shareholders' equity  $662,773                  $676,753
                                 ========                  ========
     Net interest income                    $11,969                 $12,508
                                            =======                 =======
     Net interest rate spread                        3.42%                    3.46%
                                                     ====                     ====
     Net interest margin                             3.72%                    3.77%
                                                     ====                     ====
     Ratio of interest-earning
      asset to interest-bearing
      liabilities                                  108.26%                  108.05%
                                                   ======                   ======

     Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 1998 was $300,000, an increase of $50,000 over the prior year period. The provision for the six months ended June 30, 1998 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company s loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At June 30, 1998, the allowance for loan losses was $3.0 million, or 118.95% of total non-performing loans, and 0.89% of total net loans compared to 113.18% of non-performing loans, and 0.85% of total net loans at December 31, 1997.

     Non-Interest Income. Total non-interest income increased $718,000, or 94.10%, to $1,481,000 for the six months ended June 30, 1998 from $763,000 for the same period of the prior year. Included in non-interest income for the current six-month period is a gain of $306,000 on the sale of the Passaic branch. Excluding this gain, the Company still recorded increases in non-interest income of $412,000, or 54.00%, for the six months ended June 30, 1998 over the same period of the prior year. This increase reflected in part the Company's fee enhancement initiatives implemented during mid second quarter of 1998 and growth in core deposits and commercial lending which resulted in increased service charges on deposit accounts, and increased loan fees and charges. In addition, higher ATM surcharges to non-customers, and more annuity sales generated through the Bank's branch network were realized in the current-year period.

     Non-Interest Expense. Total non-interest expense for the six months ended June 30, 1998 was $9.1 million, an increase of $536,000, or 6.26%, from $8.6 million recorded during the same period of the prior year. This increase primarily reflects increases in salaries and benefits, professional fees, and branch and bank operations cost offset by lower insurance expense.

     Salaries and employee benefits expense was the largest component within non-interest expenses. This category increased $365,000, or 7.65% during the first six months of 1998 over the same period last year. This increase reflects increased staffing for the newly formed mortgage funding group and increases in staff for the commercial lending group during the second quarter of 1998. In addition normal wage increases and higher expense associated with the Company's ESOP program, partially offset by lower management incentive plan expense contributed to the rise in this category. The cost of the Company's ESOP program is recorded as compensation expense based upon the average market value of the Company's common stock, which was higher during the six months ended June 30, 1998 compared to the same period last year.

     Professional fees increased $84,000, or 25.53%, for the six months ended June 30, 1998 over the same period of the prior year. The increase resulted primarily from costs related to fee enhancement and cost reduction studies, ESOP structure and allocation review, and other benefit review costs.

     Insurance premiums decreased $118,000, or 69.01%, for the six months ended June 30, 1998 over the same period last year. This decrease resulted primarily from the change in the cash surrender value of Company owned life insurance policies on certain officers of the Company and the Bank.

     Data processing expense increased $26,000, or 8.31%, for the six months ended June 30, 1998 over the same period of the prior year principally reflecting increased loan and deposit transaction activity generated through relationship building initiatives.

     The remaining components of non-interest expense increased $179,000, or 6.00%, from $2,981,000 for the six months ended June 30, 1997 to $3,160,000 for the six months ended June 30, 1998. This increase resulted primarily from greater marketing cost related to bank product and name recognition, advertising for the opening of the North Arlington branch, occupancy cost due to the new branch opening and other facilities and equipment modernization, communication and postage expense due to higher loan and deposit transaction volume and fee structure notice changes, and higher foreclosed real estate carrying costs. These increased costs were partially offset by lower literature, printing and correspondent bank and branch operating costs.

     Income Tax Expense. The decrease in income tax for the period is the result of the tax effect of the decrease in pre-tax income recorded during the period.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At June 30, 1998, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 3.74% of total assets and 5.58% of total deposits at June 30, 1998. At June 30, 1998, the Company had available to it $33.7 million under a line of credit with the FHLBNY, expiring October 31, 1998, and approximately $54.5 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $38.6 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $221.4 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At June 30, 1998, capital resources were sufficient to meet outstanding loan commitments of $33.7 million, commitments on unused lines of credit of $20.4 million and commercial letters of credit of $2.0 million. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 1998, totaled $153.9 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the six months ended June 30, 1998, proceeds from pay downs, calls and maturities of investment securities and cash provided from operating activities represented the primary source of funds. Maturities and principal repayments on mortgage-backed and debt securities out paced purchases of debt securities by $33.8 million.
     In addition, funds of $5.7 million were provided by operating activities during this period. The funds were primarily used to decrease short-term borrowings by $14.1 million, increase short-term investments by $16.2 million, fund the reduction in deposits of $3.1 million (which primarily resulted from the sale of the Passaic branch) and repurchase the Company's common stock of $2.7 million.

     During the six months ended June 30, 1997, investment and lending activities represented the primary funding need. Purchase of mortgage-backed securities exceeded maturities and principal repayments of mortgage-backed and debt securities by $34.3 million. In addition, $2.7 million was used for loan disbursements, net of repayments, $8.6 million was required for net deposit withdrawals and $3.8 million was used to repurchase common stock of the Company. The principal source of funding these activities were increases in borrowings, net of repayments, from the FHLBNY of $46.7 million and cash provided by operating activities of $4.8 million.


     At June 30, 1998, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at June 30, 1998 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.

                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount  Ratio   Amount  Ratio   Amount    Ratio
                            ------  -----   ------  -----   ------    -----

      Tangible Capital     $59,333   9.04% $ 9,840  1.50%
      Tier 1 (core)Capital  59,333   9.04   26,240  4.00   $32,800    5.00%
      Risk Based Capital:
           Tier 1           59,333  20.29   11,700  4.00    17,549    6.00
           Total           $62,084  21.23% $23,399  8.00%  $29,249   10.00%

             QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to information required regarding quantative and qualitive disclosures about market risk from the end of the preceding fiscal year to the date of the most recent interim balance sheet.


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

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               The Company held its Annual Meeting of Shareholders during the quarter ended June 30, 1998. The following is the information required by this item:

               (a) The Annual Meeting of Shareholders was held on Wednesday, May 6, 1998.

               (b) Directors Thomas J. Sharkey, Sr. and Thomas V. Whelan were elected to new terms on the Board of Directors expiring in 2001. The term of office of each of the following directors continues beyond the annual meeting: Victor M. Richel, Maria F. Ramirez, Walter G. Scott and Stephen R. Tilton.

               (c) The following matters were voted upon at the annual meeting:

                    Proposal I - The election of Thomas J. Sharkey, Sr. and Thomas V. Whelan each to three year terms on the Board of Directors.

                              Name            Votes      Votes
                                             In Favor   Against
                              ----           --------   -------
                    Thomas J. Sharkey, Sr.   3,886,422  12,265
                    Thomas V. Whelan         3,887,396  11,291


     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated April 22, 1998 announcing the Registrant's earnings for the first quarter ended March 31, 1998.

                    2.) The Registrant filed a Current Report on Form 8-K dated May 26, 1998 announcing the Registrant's quarterly dividend.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STATEWIDE FINANCIAL CORP.


     Date:     August 14, 1998     By:  Bernard F. Lenihan
                                        BERNARD F. LENIHAN
                                        Senior Vice President and Chief
                                        Financial Officer