Form 10-Q
period 1998-09-30
STATEWIDE FINANCIAL CORP
filed 1998-11-16
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For the Quarter Ended September 30, 1998      Commission File #0-26546


                            STATEWIDE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


            New Jersey                            22-3397900
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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1998: Common Stock, No Par Value:
     4,243,309 shares issued and 4,237,763 shares outstanding.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        Three Months       Nine Months
                                           Ended              Ended
                                        September 30,      September 30,
                                       -------------      -------------
                                        1998     1997     1998      1997
                                        ----     ----     ----      ----
     Interest Income:
     Interest and fees on loans        $6,836    $ 6,473  $19,918   $19,435
     Interest on mortgage-backed
       securities                       1,626      5,451   10,569    16,144
     Interest and dividends on
       debt and equity securities       1,091        494    2,428     1,764
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY")
       stock                              185        151      563       403
                                       ------    -------  -------   -------
        Total interest and dividend
         income                         9,738     12,569   33,478    37,746
                                       ------    -------  -------   -------
     Interest Expense:
     Deposits                           3,758      4,086   11,463    12,539
     Borrowed funds                     2,052      2,361    6,118     6,577
                                       ------    -------  -------   -------
        Total interest expense          5,810      6,447   17,581    19,116
                                       ------    -------  -------   -------
     Net interest income                3,928      6,122   15,897    18,630
     Provision for loan losses            171        125      471       375
                                       ------    -------   ------   -------
     Net interest income after
      provision for loan losses         3,757      5,997   15,426    18,255
                                       ------    -------   ------   -------
     Non-interest income:
     Mortgage banking fees                 16        -         16       -
     Service charges                      378        225      945       647
     Loans and other fees                 229        143      678       412
     Other income                          27         33      492       105
                                       ------    -------  -------   -------
        Total non-interest income         650        401    2,131     1,164
                                       ------    -------  -------   -------
     Non-interest expense:
     Salaries and employee benefits     2,633      2,306    7,771     7,079
     Occupancy, net                       589        577    1,751     1,717
     Federal deposit insurance
       premiums                            68         71      205       217
     Professional fees                    210        135      623       464
     Insurance premiums                   155         76      208       247
     Data processing fees                 175        131      514       444
     Foreclosed real estate expense,
       net                                 15         11       41        25
     Other                                948        866    2,783     2,547
                                       ------    -------  -------   -------
        Total non-interest expense      4,793      4,173   13,896    12,740
                                       ------    -------  -------   -------
     (Loss) income before income
       taxes                             (386)     2,225    3,661      6,679
     Income tax (benefit) expense         (45)       843    1,484      2,522
                                       ------    -------  -------    -------
        Net (loss) income              $ (341)   $ 1,382  $ 2,177    $ 4,157
                                       ======    =======  =======    =======
     (Loss) earnings per common
      share:
       Basic                           $(0.09)   $  0.33  $  0.55    $  0.99
                                       ======    =======  =======    =======
       Assuming dilution               $(0.09)   $  0.32  $  0.52    $  0.96
                                       ======    =======  =======    =======
     Weighted average number of
     common stock shares
       Basic                        3,914,679  4,157,248 3,981,646 4,213,283
                                    =========  ========= ========= =========

       Assuming dilution            3,914,679  4,305,557 4,161,318 4,343,154
                                    =========  ========= ========= =========

     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                              September 30, December 31,
                                                  1998          1997
                                             -------------  -----------
                                               (UNAUDITED)
         Assets:
         Cash and amounts due from depository
           institutions                          $  3,673    $  6,767
         Federal funds sold                        15,200         -
         Mortgage-backed securities available
           for sale                               198,774     290,044
         Debt and equity securities available
           for sale                                51,728      19,093
         Loans receivable, net                    354,606     322,509
         Accrued interest receivable, net           4,395       3,969
         Real estate owned, net                       727         440
         Premises and equipment, net                6,720       6,064
         FHLBNY stock, at cost                     10,260      10,260
         Excess of cost over fair value of net
           assets acquired                             78         106
         Other assets                               6,467       6,064
                                                 --------    --------
             Total assets                        $652,628    $675,316
                                                 ========    ========
         Liabilities and Shareholders' Equity:
         Liabilities:
          Deposits                               $438,322    $443,878
          Borrowed funds:
          Securities sold under agreement to
           repurchase                             146,279     146,150
          FHLBNY advances                             -        14,150
                                                 --------    --------
             Total borrowed funds                 146,279     160,300

          Advance payments by borrowers for
            taxes and insurance                     1,783       1,749
          Accounts payable and other liabilities    5,001       4,482
                                                 --------    --------
             Total liabilities                    591,385     610,409
                                                 --------    --------
         Shareholders' Equity                      61,243      64,907
                                                 --------    --------
          Total liabilities and shareholders'
           equity                                $652,628    $675,316
                                                 ========    ========

     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                       1998      1997
                                                       ----      ----
     Cash flows from operating activities:
      Net income                                     $ 2,177   $  4,157
      Adjustments to reconcile net income to
       net cash provided by operating activities:
        Provision for loan losses                        471        375
        Provision for losses on real estate owned         20         -
        Depreciation and amortization                    859        743
        Net amortization of deferred premiums and
         unearned discounts                            3,368        694
        Amortization of RRP awards and allocation
         of ESOP shares                                1,064        914
        Net gain on sale of real estate owned            (45)       (12)
        Net gain of sale of deposits                    (301)        -
        Gain on sale of premises and equipment           (10)        -
        Changes in assets and liabilities:
          Increase in accrued interest
           and dividends receivable                     (426)      (263)
          Increase in accrued interest payable            93        320
          Decrease (increase) in other assets              6       (546)
          Increase in accounts payable and other
           liabilities                                   447      1,708
                                                     -------   --------
               Net cash provided by operating
                activities                             7,723      8,090
                                                     -------   --------
     Cash flows from investing activities:
      Net disbursement from lending activities       (22,718)    (1,385)
      Purchase of loans                                 (731)    (2,738)
      Proceeds from sale of loans                         95         -
      Proceeds from mortgage-backed securities
       principal repayments                           87,845     36,671
      Purchase of mortgage-backed securities             -     (111,189)
      Proceeds from debt securities principal
       repayments                                     22,941     19,000
      Purchase of debt and equity securities         (56,463)    (5,611)
      Increase in short-term investments             (15,200)        -
      Purchase of FHLBNY stock                           -       (2,133)
      Proceeds from collection and sale of real
       estate owned                                      332        376
      Purchases and improvements of premises and
       equipment                                      (1,698)      (539)
      Proceeds from the sale of premises and equip-
       ment                                              221         -
                                                     -------   --------
               Net cash provided by (used in)
                 investing activities                 14,624    (67,548)
                                                     -------   --------
     Cash flows from financing activities:
      Net increase (decrease) in deposits                953    (14,600)
      Payment for sale of deposits                    (6,208)        -
      Repayment of borrowings                        (27,000)  (639,450)
      Proceeds from borrowings                        12,979    720,300
      Increase in advance payments by borrowers
       for taxes and insurance                            34          6
      Cash dividends paid                             (1,421)    (1,349)
      Proceeds from excise of stock options               69         -
      Purchase of common stock                        (4,847)    (5,958)
                                                     -------   --------
               Net cash (used in) provided by
                financing activities                 (25,441)    58,949
                                                     -------   --------
               Net decrease in cash and cash
                equivalents                           (3,094)      (509)
     Cash and cash equivalents at beginning of
      period                                           6,767      6,586
                                                     -------   --------
     Cash and cash equivalents at end of period      $ 3,673   $  6,077
                                                     =======   ========
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
        Income taxes                                 $ 1,569   $  1,950
                                                     =======   ========

        Interest                                     $17,489   $ 18,796
                                                     =======   ========
        Transfer from loans receivable to real
        estate owned, net                            $   594   $     37
                                                     =======   ========
        Change in unrealized gain, net of income
        tax, on securities available for sale        $  (727)  $  1,021
                                                     =======   ========


     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at September 30, 1998. The Bank operates sixteen banking offices in Hudson, Union and Bergen counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1997.


     2.  Comprehensive Income

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

     Comprehensive income during the periods is as follows:

                                     Three Months Ended Nine Months Ended
                                        September 30,     September 30,
                                       --------------     --------------
                                       1998      1997    1998      1997
                                       ----      ----    ----      ----
                                             (Dollars in thousands)
     Net (loss) income                 $(341)  $1,382    $2,177    $4,157
     Other comprehensive income, net
      of income tax:
       Unrealized holding gain
       (loss) on securities available
        for sale                          75    1,149      (727)    1,021
                                       -----   ------    ------    ------
       Comprehensive (loss) income     $(266)  $2,531    $1,450    $5,178
                                       =====   ======    ======    ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                               September 30, December 31,
                                                   1998         1997
                                              -------------  ----------
                                                 (Dollars in thousands)
      Preferred stock, no par value, 2,000,000
        shares authorized; no shares issued or
        outstanding                                  $  -      $   -
      Common stock, no par value 12,000,000
        shares authorized; 4,293,309 shares
        issued and 4,287,763 shares outstanding
        at September 30, 1998 and 4,518,767
        shares issued and 4,509,531 shares
        outstanding at December 31, 1997                -          -
      Additional paid in capital                     35,089     39,533
      Cost of unallocated Employee Stock
        Ownership Plan shares                        (2,962)    (3,280)
      Cost of unearned Recognition and Retention
        Plan shares                                  (1,372)    (1,755)
      Retained earnings - substantially
        restricted                                   30,336     29,580
      Treasury stock, at cost, 5,546 and 9,236
        shares at September 30, 1998 and
        December 31, 1997                               (69)      (119)
      Accumulated other comprehensive income:
       Net unrealized gain on securities
        available for sale, net of income tax           221        948
                                                    -------    -------
         Total shareholders' equity                 $61,243    $64,907
                                                    =======    =======


     4. Net Income (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income
     (loss) by the weighted average number of common shares outstanding during the period. Earnings (loss) per share, assuming dilution, starts with the calculation of basic earnings (loss) per share and adds to it the dilutive effect of common stock equivalents. Such equivalents are the number of shares which would be issued assuming exercise of in-the-money options, and vesting of restricted awards, net of shares which could be purchased in the open market with proceeds from the assumed exercise of such options and from tax benefits and the future amortization associated with vesting of restricted awards.


                                     Three Months Ended Nine Months Ended
                                       September 30,      September 30,
                                      ---------------     --------------
                                       1998    1997       1998     1997
                                       ----    ----       ----     ----
                                            (Dollars in thousands,
                                            except per share data)
     Numerator:
      Net (loss) income available
       to common shareholders         $(341)    $1,382    $2,177     $4,157
                                      =====     ======    ======     ======
     Denominator:
      Weighted average shares
       outstanding - basic         3,914,679 4,157,248 3,981,646  4,213,283
      Common stock equivalents*         -      148,309   179,672    129,871
      Weighted average shares
       outstanding - assuming
       dilution                    3,914,679 4,305,557 4,161,318  4,343,154
                                   ========= ========= =========   ========
     (Loss) earnings per common
       share:
        Basic                        $(0.09)    $ 0.33    $ 0.55     $ 0.99
                                     ======     ======    ======     ======
      Assuming dilution              $(0.09)    $ 0.32    $ 0.52     $ 0.96
                                     ======     ======    ======     ======

     *Common stock equivalents were not included in the computation of diluted loss per share for the three months ended September 30, 1998, since inclusion would be anti-dilutive.


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

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for periods beginning after December 15, 1998. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.


     6.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                               September 30, December 31,
                                                    1998         1997
                                               -------------  -----------
                                                (Dollars in thousands)
      Loans delinquent 90 days or more:
        Non-accrual                                 $2,140      $2,212
        Accruing                                       330         291
                                                    ------      ------
      Total net loans delinquent 90 days or more    $2,470      $2,503
                                                    ======      ======
      Loans delinquent 90 days or more as a
      percentage of total net loans outstanding       0.70%      0.75%
                                                      ====       ====



     An analysis of the allowance for loan losses follows:

                                           Three Months     Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                          -------------    -------------

                                           1998    1997     1998     1997
                                           ----    ----     ----    -----
                                               (Dollars in thousands)
      Balance at beginning of period     $2,969    $2,747  $2,833  $2,613
      Provision charged to operations       171       125     471     375
      Charge offs, net                     (183)      (85)   (347)   (201)
                                         ------    ------  ------  ------
         Balance at end of period        $2,957    $2,787  $2,957  $2,787
                                         ======    ======  ======  ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or For the   At or For the
                                             Three Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                             -------------   -------------
                                             1998     1997    1998     1997
                                             ----     ----    ----     ----
     Selected Financial Ratios (1):
     Return on average assets                (0.21)%   0.81%   0.44%   0.82%
     Return on average shareholders' equity  (2.25)%   8.62%   4.58%   8.65%
     Capital to assets                        9.38 %   9.36%   9.38%   9.36%
     Net interest rate spread (2)             3.11 %   3.40%   3.12%   3.44%
     Net interest margin (3)                  3.39 %   3.73%   3.41%   3.76%
     Non-interest income to average assets    0.40 %   0.23%   0.43%   0.23%
     Non-interest expense to average assets   2.93 %   2.44%   2.81%   2.50%
     Efficiency ratio (4)                   104.70 %  65.22%  78.68%  65.61%
     Ratio of interest-earning assets to
      average deposits and borrowings       107.67 % 108.42% 108.06% 108.18%


                                          September 30, December 31,
                                               1998         1997
                                           ------------ ------------
     Regulatory Capital Ratios:
      Tangible capital ratio                   9.11%        8.96%
      Core capital ratio                       9.11%        8.96%
      Risk-based capital ratio                18.58%       22.93%

      Asset Quality Ratios:
      Non-performing loans to total net
        loans                                  0.70%        0.75%
      Non-performing loans to total assets     0.38%        0.37%
      Non-performing assets to total assets    0.49%        0.44%
      Allowance for loan losses to non-
        performing loans                     119.72%      113.18%
      Allowance for loan losses to total
        net loans                              0.83%        0.85%

      Other Data:
      Number of deposit accounts              52,762       54,677
      Number of offices (5)                       16           16

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

     (4) Efficiency ratio represents total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income. (For the three months and nine months ended September 1998, the efficiency ratio excluding the $1.876 million pre-tax charge of premium amortization on mortgage-backed securities would be 74.26% and 71.12%, respectively.)

     (5) The Passaic branch was sold to Banco Popular FSB as of the close of business on April 10, 1998, and the North Arlington branch opened for business on May 9, 1998


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The following discussion and analysis refers to the Statewide Financial Corp. (the "Company") and its wholly-owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank").

     The Company realized a net loss of $341,000, or $0.09 per share, assuming dilution, for the quarter ended September 30, 1998 as compared to net income of $1,382,000, or $0.32, per share, assuming dilution, for the same quarter of the prior year. Basic loss per share was $0.09 for third quarter of 1998, compared to basic earnings per share of $0.33 for the third quarter of 1997. For the nine months ended September 30, 1998, net income totaled $2,177,000, or $0.52 per share, assuming dilution, as compared to $4,157,000, or $0.96, per share, assuming dilution, for the same period of the prior year.
     Basic earnings per share for the nine months ended September 30, 1998 were $0.55, compared $0.99 per share for the same period of the prior year.

     The results of operations for the three and nine months ended September 30, 1998 reflect decreases in net interest income, before provisions for loans losses, over the same periods a year ago, of $2.2 million and $2.7 million, respectively. Current year periods decreases include a $1.9 million pre-tax charge to recognize additional premium amortization expense stemming from estimated increases in prepayments in the Company's mortgage-backed securities portfolio, as a result of late third quarter changes in market interest rates. Aside from this charge, decreases during the current year periods primarily resulted from premium amortization; margin compression as a result of reinvesting cash pay-downs in a lower interest rate environment; declines in average interest-earning assets as the Company de-leveraged compared to prior periods because of the lack of spread differential between short and long-term investments; increased non-interest expense substantially due to staffing, support and marketing efforts to implement the Company's plan of generating commercial and consumer loans and related core deposits, partially offset by increases in non-interest income as a result of the Company's fee enhancement programs.


                               FINANCIAL CONDITION

     At September 30, 1998, total assets were $652.6 million compared to $675.3 million at December 31, 1997 and $656.6 million at June 30, 1998. The period-end balances decreased $4.0 million between June 30, 1998 and September 30, 1998, as increases in the net loan portfolio and the debt and equity securities portfolio were offset by a decrease in the mortgage-backed securities portfolio. Loans at September 30, 1998 were $22.8 million higher than at June 30, 1998 as a result of originations of $101.8 million by Statewide Funding, a division of the Bank which specializes in short-term lending to mortgage bankers utilizing first mortgages as collateral, commercial mortgage and business loan originations of $6.3 million, and consumer loan originations of $4.6 million. These efforts more than offset repayments in these portfolios resulting in period-end loan balance growth over the preceding quarter-end of $31.1 million, $0.9 million and $0.8 million, respectively, to balances of $41.2 million, $60.1 million and $40.6 million, respectively. In addition, repayments of residential mortgages, net of originations, resulted in a $11.0 million decline in the in one-to-four family mortgage loan portfolio from the June 30, 1998 balance.

     The mortgage-backed securities portfolio decreased $27.5 million between September 30, 1998 and June 30, 1998, principally from normal amortization and significantly accelerated prepayments. Partially offsetting this decline was an increase in debt securities from the purchase of $25.0 million of corporate debt, offset by calls of $18.9 million of federal agency debt during the quarter to $198.8 million, and one-to-four family mortgages which decreased $11.0 million to $210.3 million.

     Total assets decreased $22.7 million from December 31, 1997 to September 30, 1998 for reasons similar to those noted above. Loans at September 30, 1998 were $22.1 million higher than at December 31, 1997 as originations from Statewide Funding, commercial mortgage and business loans, and consumer loans more than offset repayments in these and the one-to-four family mortgage loan portfolios from the December 31, 1997 balances. Debt securities at September 30, 1998 were $32.6 million more than the December 31, 1997 total, primarily reflecting the purchase of $56.5 million of corporate debt, offset by maturities and calls of federal agency debt during the period. At September 30, 1998, the mortgage-backed securities portfolio reflected pay-downs of $87.8 million from the beginning of the year. Cash was utilized in loan portfolio growth, purchase of debt securities, repurchase of the Company's common stock, and pay-downs of short-term borrowings. The remaining cash was invested into short-term instruments in order to limit duration risk in the current low interest rate environment.

     Borrowed funds were $146.3 million at September 30, 1998. Of this amount $146.0 million have final maturity dates ranging from July 2000 to September 2002. All are callable earlier at the lender's option. Borrowed funds of $86.0 million with interest rates ranging from 5.43% to 5.54% are currently callable quarterly through maturity, and borrowed funds of $60.0 million with an interest rate of 5.52% are first callable in November 1999 and callable quarterly thereafter. Borrowed funds remained flat as compared to the preceding quarter and decreased $14.0 million from December 31, 1997. During 1998, the Company repaid its short-term borrowed funds with cash flow from its securities and residential mortgage portfolios rather than re-investing these funds in financial instruments with significant duration risks in a falling interest rate environment. The Company may increase borrowings and leverage its capital to take advantage of the Company's low interest rate borrowing capabilities in future quarters.

     Deposits totaled $438.3 million at September 30, 1998, as compared to $440.5 million at June 30, 1998 and $443.9 million at December 31, 1997. The decrease in total deposits from the prior quarter resulted primarily from the continued controlled runoff of higher rate certificates of deposit of $5.5 million. Partially offsetting this decrease was the growth in core deposits of $3.3 million, or 1.3% to $263.8 million at September 30, 1998 reflecting cross selling and marketing initiatives. Within core deposits, savings accounts and non-interest-bearing demand deposit accounts increased $6.3 million and $3.2 million, respectively, offset by deceases in money market accounts and NOW accounts of $4.3 million and $1.9 million, respectively.

     The decrease in total deposits between December 31, 1997 and September 30, 1998 resulted primarily from the transfer of the lease and the sale of the deposits of the Company's Passaic, New Jersey branch during the second quarter this year coupled with further controlled runoff of higher rate certificates of deposit. Despite the branch sale, core deposits increased $5.1 million, or 2.0%, while certificates of deposit decreased $10.7 million, or 5.8%. Growth in savings accounts of $11.0 million coupled with a $4.9 million increase in non-interest bearing demand accounts were partially offset by decreases in NOW accounts of $5.2 million and money market deposits of $5.6 million. Excluding the sale of the deposits of the Passaic branch in the second quarter of 1998, total deposits increased $1.0 million between December 31, 1997 and September 30, 1998, of which core deposits increased $9.5 million and certificates of deposit decreased $8.5 million.

     Shareholders' equity decreased $2.6 million and $3.7 million during the three and nine months ended September 30, 1998, respectively, to $61.2 million, from $63.8 million at June 30, 1998 and from $64.9 million at December 31, 1997. The decreases during these periods resulted primarily from the repurchase and retirement of 225,458 shares of the Company's common stock for $4.8 million during the second and third quarters of 1998, along with the payment of quarterly dividends partially offset by the allocation of ESOP shares and other employee benefits. The change to shareholders' equity during the third quarter of 1998 also reflects a $75,000, net of tax, increase in the unrealized gain in the market value of the Company's investment portfolio over its June 30, 1998 valuation and a $341,00 reduction reflecting the current quarter's net loss. The change to shareholders' equity in the nine-month period reflects a reduction in the unrealized gain in the market value of the Company's investment portfolio over its December 31, 1997 valuation of $727,000, net of tax, and an increase of $2,177,000 from the year-to-date period's net income.


                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Income. For the three months ended September 30, 1998, the Company realized a net loss of $341,000 including a $1.9 million pre-tax charge to recognize additional premium amortization expense stemming from estimated increases in prepayments in the Company's mortgage-backed securities portfolio, as a result of late third quarter changes in market interest rates as compared to net income of $1,382,000 for the same period of the prior year. Basic loss per share and loss per share, assuming dilution, was $0.09 for the three months ended September 30, 1998, as compared to basic earnings per share of $0.33 and earnings per share, assuming dilution, of $0.32 for the same quarter during 1997. The results of operations for the three months ended September 30, 1998, reflect decreases in net interest income of $2.2 million and an increase in non-interest expense, partially offset by growth in non-interest income.

     Interest Income. Interest and dividend income totaled $9.7 million, after giving effect to the pre-tax charge, for the three months ended September 30, 1998 as compared to $12.6 million for the three months ended September 30, 1997. The decline in interest income between the periods primarily resulted from an overall decline of $32.4 million in average interest-earning assets coupled with lower yields on mortgage-backed securities and the recognition of the additional $1.9 million mortgage-backed securities premium amortization charge. Average loan balances increased $14.4 million, or 4.4% and the related yield increased 9 basis points to 7.95% from 7.86% from the same quarter last year, reflecting changes in the components of the loan portfolio. Interest income from loans over the same periods last year increased $363,000, or 5.6%. Within this increase mortgage loan yields increased 13 basis points concurrent with a $21.2 million growth in non-residential mortgage loans. This non-residential mortgage loan growth was offset by a reduction of $38.6 million in the average balance of one-to-four family mortgage loans. As a result, total interest on mortgage loans decreased $250,000 during the current quarter compared to the same quarter last year. Average consumer loans increased $3.3 million, or 9.1%, for the current quarter over the same quarter last year and resulted in a $21,000 rise in consumer loan income despite a decline of 60 basis points in yield during this declining interest rate environment. Average commercial business loans, including wholesale loans to mortgage bankers, increased $28.5 million, or 186.9%, for the current quarter over the same period last year. Statewide Funding had an average balance during the current quarter of $25.1 million, and the average commercial business loan portfolio increased $3.4 million, or 22.4%. As a result, current year quarterly interest income on commercial business and wholesale loans to mortgage bankers increased $592,000, or 169%, over the same period last year.

     The positive loan and yield growth mentioned above was offset by a decrease of $84.4 million in the current quarter average balance of the mortgage-backed securities portfolio from the same period of the prior year. Amortization of premiums related to accelerated prepayments on mortgage-backed securities during the current year period over the same period last year contributed to a lower effective yield during the current year quarter. The average balance decrease and increased premium amortization recorded on mortgage-backed securities resulted in a $3,825,000 decrease in interest income during this year's current quarter as compared to the same quarter last year. Partially offsetting this decline for the current quarter over the same quarter last year, was the increase in the average loan portfolio mentioned above and an increase in the average debt securities portfolio of $21.4 million, or 75.5%. Average short-term investments also increased from zero during the third quarter of 1997 to $14.8 million for the current quarter. As a result, interest income on debt and equity securities and short-term investments increased $597,000 during the current year quarter over the same quarter last year.

     Interest Expense. Interest expense decreased $637,000, or 9.88%, during the current quarter as compared to the same quarter of the prior year. Throughout the decline in the interest rate environment, the Company has been reducing the interest rates it pays for deposits and has increased demand deposits from relationship building efforts with its commercial customers. In addition, excess cash flows from accelerated prepayments of mortgage-backed securities and one-to-four family loans eliminated the need for short-term borrowings. As a result, average total deposits and borrowed funds decreased $25.8 million, or 4.22%, and their average cost declined 25 basis points during the current quarter over the same quarter of the prior year. Average core deposits increased $8.3 million, or 3.27%, to $261.9 million for the current quarter versus $253.6 million in the prior-year period, while average certificates of deposit decreased $13.7 million, or 7.12%, to $178.5 million for the current quarter from $192.2 million in the prior-year period. The cost of total deposits declined 25 basis points from the prior-year period due to a 38 basis point decline in the cost of core deposits partially offset by an increase of 8 basis points in the cost of certificates of deposit. The average balance of borrowed funds decreased $20.4 million to $146.3 million for the current quarter from $166.7 million in the prior-year period, and the related cost declined slightly to 5.56% from 5.62% for the prior-year period.

     Net Interest Income. For the quarter ended September 30, 1998, net interest income decreased $2.2 million, including the $1.9 million premium amortization charge on mortgage-backed securities, from the comparable prior-year period. Excluding this charge, net interest income decreased $318,000, or 5.19% from the comparable prior-year period. Increased prepayments in mortgage-backed securities caused related premiums to be amortized at a faster pace, and related excess cash flows to be deployed into lower yielding short-term instruments. In addition, declines in interest-earning assets resulted as the Company de-leveraged compared to the prior-year period due to the lack of sufficient spread differential between short and long-term investments. Although yields on total loans increased for the current-year three-month period, total yields on interest-earning assets declined more rapidly than the cost of deposits and borrowed funds, causing further contractions in the net interest margin for the period. The increased loan yield resulted from originations of higher-yielding commercial and consumer loans. This increase in yields, as well as the tightening of the spread between interest-earning assets and deposits and borrowed funds and the $1.9 million mortgage backed security premium charge, are reflected in the net interest margin of 3.39% for the three months ended September 30,1998, as compared to 3.73% for the three months ended September 30, 1997. Excluding the $1.9 million charge to the current year periods, the net interest margin would have declined 3 basis points for the three months ended September 30, 1998 from the same period of the prior year.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the three months ending September 30, 1998 and 1997. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

   Table 1

                                       Three Months Ended September 30,
                              -------------------------------------------------
                                       1998                      1997
                              ----------------------   ------------------------
                               Average Interest Average Average Interest Average
                               Balance           Yield/ Balance           Yield/
                                                 Cost                     Cost
                               -------  -------- ----   -------  --------  ----
                                            (Dollars in thousands)
   Assets
    Interest-earning assets:
     First mortgage loans      $259,244  $4,981  7.69%  $276,689 $ 5,231   7.56%
     Consumer and other loans    40,146     914  9.03     36,807     893   9.63
     Statewide Funding LOC       25,096     518  8.19        -        -      -
     Commercial business loans   18,669     423  8.99     15,253     349   9.08
                               --------  ------         -------- -------
   Total loans, net             343,155   6,836  7.95    328,749   6,473   7.86
                               --------  ------         -------- -------
     Mortgage-backed securities 213,612   1,626  5.67    298,028   5,451   7.33
     Debt securities             49,818     881  7.11     28,393     494   7.03
     Money market investments    14,837     210  5.68        -       -       -
     FHLBNY stock                10,260     185  7.21      8,889     151   6.79
                               --------  ------         -------- -------
   Total interest-earning
    assets                      631,682   9,738  7.04%   664,059  12,569   7.58%
                                         ------                  -------
    Non-interest-earning
     assets                      21,806                   18,819
                               --------                 --------
     Total assets              $653,488                 $682,878
                               ========                 ========

   Liabilities and
    shareholders' equity:
    Deposits and borrowed
     funds:
      Savings accounts         $148,877   1,033  2.75%  $139,595   1,030   2.93%
      Demand and NOW accounts    72,831     168  0.92     69,015     308   1.77
      Money market accounts      40,191     293  2.89     44,994     349   3.08
      Certificates of deposit   178,472   2,264  5.03    192,153   2,399   4.95
      Borrowed funds            146,293   2,052  5.56    166,731   2,361   5.62
                               --------  ------         -------- -------
   Total deposits and borrowed
    funds                       586,664   5,810  3.93%   612,488   6,447   4.18%
                               --------  ------         -------- -------
    Other liabilities             6,265                    6,231
                               --------                 --------
     Total liabilities          592,929                  618,719
   Shareholders' equity
                                 60,559                   64,159
                               --------                 --------
   Total liabilities and
    shareholders' equity       $653,488                 $682,878
                               ========                 ========

   Net interest income                   $3,928                  $ 6,122
                                         ======                  =======
   Net interest rate spread                      3.11%                     3.40%
                                                 ====                      ====

   Net interest margin                           3.39%                     3.73%
                                                 ====                      ====

   Ratio of interest-earning
    assets to deposits and
    borrowed funds                             107.67%                   108.42%
                                                                                               ======                    ======

     Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1998 was $171,000, an increase of $46,000 over the prior-year period. The provision for the three months ended September 30, 1998 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of September 30, 1998, non-performing loans were $2.5 million and 0.70% of total net loans outstanding, as compared to $2.5 million and 0.75%, respectively, at December 31, 1997. At September 30, 1998, the allowance for loan losses was $3.0 million, or 119.72%, of total non-performing loans compared to 113.18% at December 31, 1997.

     Non-Interest Income. Total non-interest income increased $249,000, or 62.09%, to $650,000 for the current quarter from $401,000 for the same period of the prior year. This increase reflects in part the Company's fee enhancement initiatives implemented during 1998 along with core deposit and commercial lending growth which resulted in increased service charges on deposit accounts, and increased loan fees and charges. In addition, higher customer service fees were recorded through the branch network; increased ATM surcharges to non-customers; and moderate growth in fees from annuity sales were realized in the current year period.

     Non-Interest Expense. Total non-interest expense for the three months ended September 30, 1998 totaled $4.8 million, an increase of $620,000, or 14.86%, from $4.2 million incurred during the same period of the prior year.

     Salaries and employee benefits expense was the largest component within non-interest expense. This category increased $327,000, or 14.18% during this quarter of 1998 over the same period last year. This increase reflects growth in current year staff levels for the newly formed Statewide Funding division, personnel additions to the commercial lending division and staffing for the North Arlington, New Jersey branch. Also contributing to this increase were: normal wage increases; increased costs associated with the Company's ESOP program resulting from higher average cost of the Company's common stock for the current period versus the prior year's period, and other pension related programs; and higher education benefit costs. In addition, the current quarter reflects an unrealized market loss in the cash surrender value of policies held in conjunction with Company life insurance programs. These expected increases were partially offset by reductions in compensation expense because of the sale of the Passaic branch during the early second quarter of 1998, and elimination of the current year's executive incentive plan benefits.

     Professional fees increased $75,000, or 55.56%, for the current quarter as compared to the same period of the prior year. The increase for the current period resulted primarily from costs related to the Company's earnings enhancement initiatives and in conjunction with the Company's ongoing FIRREA litigation efforts against the Federal Government.

     Insurance premiums increased $79,000, or 103.95%, for the current quarter as compared to the same period last year. Higher costs during the current-year quarter resulted principally from an unrealized market loss in the cash surrender value of corporate owned life insurance.

     Data processing expense increased $44,000, or 33.59%, for the current quarter over the same quarter of the previous year. The higher costs primarily reflect increased loan and deposit account transaction activity, implementation of enhanced systems, and slightly higher external payroll processing service costs.

     The remaining components of non-interest expense increased $95,000, or 6.23%, for the current quarter as compared to the same quarter a year ago. This increase resulted primarily from increased marketing related to new product promotion and general advertising as well as branch and office facilities and equipment modernization, increased ATM and MAC usage and communication charges, partially offset by lower correspondent bank and loan operating costs.

     Income Tax (Benefit) Expense. The tax benefit for the three months ended September 30, 1998 reflects the Company's loss during the quarter, which as discussed above, is related to the $1.9 million charge taken during the quarter. Income tax expense for the three months ended September 30, 1997 is solely the result of the tax effect of the pre-tax income recorded during that period.


     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Income. For the nine months ended September 30, 1998, net income totaled $2,177,000 compared to $4,157,000 for the same period of the prior year. The current period net income includes a $1.9 million pre-tax charge to recognize additional premium amortization expense stemming from estimated increases in prepayments in the Company's mortgage-backed securities portfolio, as a result of late third quarter changes in market interest rates. Net income per share, assuming dilution, for the nine months ended September 30, 1998 was $0.52 per share compared to $0.96 per share for the same period of the prior year. Basic earning per share for the nine months ended September 30, 1998 was $0.55 per share compared to $0.99 per share for the same period of the prior year. The results of operations for the nine months ended September 30, 1998, reflect decreases in net interest income of $2.7 million, and an increase in non-interest expense, partially offset by growth in non-interest income.

     Interest Income. Interest and dividend income totaled $33.5 million, for the nine months ended September 30, 1998 as compared to $37.7 million for the nine months ended September 30, 1997. The decline in interest income between the periods primarily resulted from a decline of $21.0 million in average interest-earning assets coupled with lower yields on mortgage-backed securities and the recognition of the additional $1.9 million mortgage-backed securities premium amortization charge. Lower long-term interest rates and record level refinancings have accelerated prepayments in the one-to-four family residential mortgage loan and mortgage backed securities portfolios. Average loan balances increased $6.2 million, or 1.9% and the related yield increased 4 basis points to 7.96% from 7.92% from the same nine-month period last year, reflecting changes in the mix of the loan portfolio. Interest income from loans for the current nine-month period over the same period last year increased $483,000, or 2.5%. Within this increase, mortgage loan yields increased 9 basis points concurrent with a $20.9 million increase in non-residential mortgage loans. This non-residential mortgage loan growth was offset by a reduction of $31.5 million in the average balance of one-to-four family mortgage loans. As a result, total interest on mortgage loans decreased $432,000 during the nine months ended September 30, 1998 as compared to the same period last year. Average consumer loans increased $3.5 million, or 9.8% for the current year-to-date period over the same period last year and resulted in a $128,000 rise in consumer loan income despite a decline of 43 basis points in yield during this declining interest rate environment. Average commercial business, including wholesale loans to mortgage bankers, increased $13.4 million, or 102.4%, for the current nine-month period over the same period last year. Statewide Funding whose operations commenced mid-second quarter had an average year-to-date balance of $9.3 million, and the average commercial business loan portfolio increased $4.1 million, or 31.0%. As a result, current year-to date interest income on commercial business and wholesale loans to mortgage bankers increased $787,000, or 86.0% over the same period last year.

     The positive loan and yield growth mentioned above was offset by a decrease of $42.7 million in the average balance of the mortgage-backed securities portfolio during the current nine-month period from the same period of the prior year. Amortization of premiums related to accelerated prepayments on mortgage-backed securities during the current year period over the same period last year contributed to a lower effective yield during the current year quarter. The average balance decrease and increased premium amortization recorded on mortgage-backed securities resulted in a $5,575,000 decrease in interest income during this year's current nine-month period as compared to the same period last year. Partially offsetting this decline for the current nine-month period over the same period last year was the increase in the average loan portfolio mentioned above and an increase in average short-term investments of $12.3 million. Average debt securities increased by $1.3 million for the current-year period over the same period last year. As a result, interest income on debt and equity securities and short-term investments increased $664,000 during the current nine-month period over the same period last year.

     Interest Expense. Interest expense decreased $1,535,000, or 8.03%, during the nine months ended September 30, 1998 as compared to the same period of the prior year. Throughout the decline in the interest rate environment, the Company has been reducing the interest rates it pays for deposits and has increased demand deposits from relationship building efforts with its commercial customers. In addition, excess cash flows from accelerated prepayments of mortgage-backed securities and one-to-four family loans eliminated the need for short-term borrowings. As a result, average total deposits and borrowed funds decreased $18.8 million, or 3.08%, and their cost declined 21 basis points during the current year nine-month period over the same period of the prior year. Average core deposits increased $10.3 million, or 4.08%, to $261.4 million for the current nine-month period over the $251.1 million in the prior-year period while average certificates of deposit decreased $18.8 million, or 9.34%, to $182.5 million for the current nine-month period from $201.3 million in the prior-year period. The cost of total deposits declined 26 basis points from the prior-year period due to a 35 basis point decline in the cost of core deposits partially offset by a increase of 8 basis points in the cost of certificates of deposit. Average borrowed funds decreased $10.2 million to $146.9 million for the current nine-month period over the $157.2 million in the prior-year period. The cost of borrowed funds declined slightly for the current-year period to 5.57% from 5.59% for the prior-year period.

     Net Interest Income. For the nine months ended September 30, 1998, net interest income, including the $1.9 million premium amortization charge on mortgage-backed securities, decreased $2,733,000, or 14.67%, from the comparable prior-year period. Excluding the charge, net interest income decreased $857,000, or 4.60% from the comparable prior-year period. Increased prepayments in mortgage-backed securities caused related premiums to be amortized at a faster pace, and related excess cash flows to be deployed into lower yielding short-term instruments. In addition, declines in interest-earning assets resulted as the Company de-leveraged, compared to the prior-year period, due to the lack of sufficient spread differential between short and long-term investments. Although yields on total loans increased for the current year nine-month period, total yields on interest-earning assets declined more rapidly than the cost of deposits and borrowed funds causing further contractions in the net interest margin for the period. The increased loan yield resulted from originations of higher yielding commercial and consumer loans. This increase in yields, as well as the tightening of the spread between interest-earning assets and deposits and borrowed funds and the $1.9 million mortgage-backed security premium charge, are reflected in the net interest margin of 3.41% for the nine months ended September 30,1998, as compared to 3.76% for the nine months ended September 30, 1997. Excluding the $1.9 million pre-tax charge to the current-year period, the net interest margin would have declined 5 basis points for the nine months ended September 30, 1998 from the same period of the prior year.

     Table 2 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the nine months ending September 30, 1998 and 1997.
     Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

   Table 2

                                        Nine Months Ended September 30,
                               ------------------------------------------------
                                         1998                       1997
                                ----------------------     ---------------------
                               Average  Interest Average Average Interest Average
                               Balance            Yield/ Balance           Yield/
                                                  Cost                     Cost
                               -------  --------  ----   ------- --------  ----
                                             (Dollars in thousands)
   Assets
    Interest-earning assets:
     First mortgage loans      $268,096   $15,498  7.71% $278,745 $15,930   7.62%
     Consumer and other loans    39,282     2,718  9.25    35,767   2,590   9.68
     Statewide Funding LOC        9,326       567  8.13       -       -       -
     Commercial business loans   17,110     1,135  8.87    13,060     915   9.37
                               --------   -------        -------- -------
   Total loans, net             333,814    19,918  7.96   327,572  19,435   7.92
                               --------   -------        -------- -------
     Mortgage-backed securities 246,327    10,569  5.98   289,062  16,144   7.43
     Debt securities             35,709     1,916  7.22    34,442   1,764   6.86
     Money market investments    12,318       512  5.56         6     -     5.35
     FHLBNY stock                10,260       563  7.32     8,335     403   6.45
                               --------   -------        -------- -------
   Total interest-earning
    assets                      638,428    33,478  7.10%  659,417  37,746   7.63%
                                          -------                 -------
    Non-interest-earning assets  21,219                    19,400
                               --------                  --------
     Total assets              $659,647                  $678,817
                               ========                  ========

   Liabilities and
    shareholders' equity:
    Deposits and borrowed
    funds:
      Savings accounts         $145,877     3,105  2.85% $139,830   3,033   2.90%
      Demand and NOW accounts    73,151       520  0.95    66,742     979   1.96
      Money market accounts      42,365       944  2.98    44,565   1,050   3.15
      Certificates of deposit   182,471     6,894  5.05   201,265   7,477   4.97
      Borrowed funds            146,940     6,118  5.57   157,172   6,577   5.59
                               --------   -------        -------- -------
   Total deposits and borrowed
    funds                       590,804    17,581  3.98%  609,574  19,116   4.19%
                               --------   -------        -------- -------
    Other liabilities             5,461                     5,187
                               --------                  --------
     Total liabilities          596,265                   614,761
   Shareholders' equity          63,382                    64,056
                               --------                  --------
   Total liabilities and
    shareholders' equity       $659,647                  $678,817
                               ========                  ========

   Net interest income                    $15,897                 $18,630
                                          =======                 =======

   Net interest rate spread                        3.12%                    3.44%
                                                   ====                     ====

   Net interest margin                             3.41%                    3.76%
                                                   ====                     ====

   Ratio of interest-earning
    assets to deposits and
    borrowed funds                               108.06%                  108.18%
                                                 ======                   ======

     Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 1998 was $471,000, an increase of $96,000 over the prior year period. The provision for the nine months ended September 30, 1998 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At September 30, 1998, the allowance for loan losses was $3.0 million, or 119.72%, of total non-performing loans and 0.83% of total net loans compared to 113.18% of non-performing loans and 0.85% of total net loans at December 31, 1997.

     Non-Interest Income. Total non-interest income increased $967,000, or 83.08%, to $2,131,000 for the nine months ended September 30, 1998 from $1,164,000 for the same period of the prior year. Included in non-interest income for the current nine-month period is a gain of $301,000 on the sale of the Passaic branch. Excluding this gain, the Company recorded increases in non-interest income of $666,000, or 57.22%, for the nine months ended September 30, 1998 over the same period of the prior year. This increase reflects, in part, the Company's fee enhancement initiatives implemented during mid second quarter of 1998 along with core deposits and commercial lending growth which resulted in increased service charges on deposit accounts, and increased loan fees and charges. In addition, growth of non-interest income came from fees related to advances on Statewide Funding lines of credit, fees earned on commercial lending origination efforts, service charges on checking accounts for returned items and deposit account maintenance charges, higher ATM surcharges to non-customers, and higher annuity sales generated through the Bank's branch network.

     Non-Interest Expense.   Total non-interest expense for the nine months
     ended September 30, 1998 totaled $13.9 million, an increase of $1.2 million, or 9.07%, from $12.7 million recorded during the same period of the prior year. This increase primarily reflects increases in salaries and employee benefits, marketing and advertising costs, professional fees, and branch and bank operations cost, partially offset by lower insurance expense.

     Salaries and employee benefits expense was the largest component within non-interest expenses. This category increased $692,000, or 9.78% during the first nine months of 1998 over the same period last year. This increase reflects growth in current year staff levels for the newly formed Statewide Funding division, personnel additions to the commercial lending division and staffing for the North Arlington, New Jersey branch. Also contributing to this increase were: normal wage increases; the Company's ESOP program whose cost is based upon the average price of the Company's common stock and other pension related programs; and higher employment recruitment costs. In addition, the current period also reflects an unrealized market loss in the cash surrender value of policies held in conjunction with Company life insurance programs. These expected increases were partially offset by decreases in compensation from the sale of the Passaic branch during the early second quarter of 1998 and elimination of the current year's executive incentive plan benefits.

     Professional fees increased $159,000, or 34.27%, for the nine months ended September 30, 1998 over the same period of the prior year. The increase resulted primarily from costs related to the Company's fee enhancement and cost reduction studies, ESOP structure and allocation review, and other benefit review costs, along with costs incurred in conjunction with the Company's ongoing FIRREA litigation against the federal government .

     Data processing expense increased $70,000, or 15.77%, for the current quarter over the same quarter of the previous year. The higher costs primarily reflect increased loan and deposit account transaction activity, implementation of enhanced systems, and slightly higher external payroll processing service costs.

     The remaining components of non-interest expense increased $235,000, or 4.94%, from $4,753,000 for the nine months ended September 30, 1997 to $4,988,000 for the nine months ended September 30, 1998. This increase resulted primarily from increased marketing and advertising related to bank product and name recognition, opening of the North Arlington branch, facilities and equipment modernization, increased communication and postage expense due to higher loan and deposit volume and fee structure notice changes, higher foreclosed real estate carrying costs and increased ATM and MAC usage and communication charges. These increased costs were partially offset by lower literature and printing costs, correspondent bank and branch operating costs and director benefit reductions.

     Income Tax Expense. Income tax for the nine months ended September 30, 1998 reflects tax on that period's income at the Company's effective tax rate and a tax benefit of $675,000, which is the result of the tax effect of the $1.9 million charge recorded during the third quarter of 1998. Income tax expense for the nine months ended September 30, 1997 is solely the result of the tax effect of the pre-tax income recorded during that period.



                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At September 30, 1998, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 3.29% of total assets and 4.89% of total deposits at September 30, 1998. At September 30, 1998, the Company had available to it $33.7 million under a line of credit with the FHLBNY, expiring October 31, 1998, and approximately $48.2 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $53.5 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $210.2 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At September 30, 1998, capital resources were sufficient to meet outstanding loan commitments of $57.8 million, commitments on unused lines of credit of $55.6 million and commercial letters of credit of $3.2 million. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 1998, totaled $148.4 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the nine months ended September 30, 1998, proceeds from pay downs, calls and maturities of investment securities and cash provided from operating activities represented the primary source of funds. Maturities and principal repayments on mortgage-backed and debt securities outpaced purchases of debt securities by $54.3 million. In addition, funds of $7.7 million were provided by operating activities during this period. During this period $22.7 million of funds were used for loan disbursements, net of receipts, and $4.8 million for repurchase of the Company's common stock. The excess source of funds were primarily used to decrease short-term borrowings by $14.0 million, increase short-term investments by $15.2 million, and fund the reduction in deposits of $5.3 million (which primarily resulted from the sale of the Passaic branch).

     During the nine months ended September 30, 1997, investment and lending activities represented the primary funding need. Purchase of mortgage-backed and debt securities exceeded maturities and principal repayments of these securities by $61.1 million. In addition funds were used for loan disbursements net of repayments of $4.1 million, increase of FHLBNY stock of $2.1 million, deposit declines of $14.6 million, and the repurchase of the Company's common stock of $6.0 million. The principal source of funding these activities were increases in borrowings, net of repayments, from the FHLBNY of $80.9 million and cash provided by operating activities of $8.1 million.

     At September 30, 1998, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at September 30, 1998 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.


                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount  Ratio   Amount  Ratio   Amount    Ratio
                            ------  -----   ------  -----   ------    -----

      Tangible Capital     $59,346   9.11% $ 9,773  1.50%
      Tier 1 (core)Capital  59,346   9.11   26,062  4.00   $32,577    5.00%
      Risk Based Capital:
          Tier 1            59,346  17.78   13,354  4.00    20,030    6.00
          Total            $62,018  18.58% $26,707  8.00%  $33,384   10.00%


                               YEAR 2000 READINESS

     The Year 2000 technology issues pose potential problems to financial institutions and other businesses who rely on computers to assist in normal daily operations of their business. Many computer programs and applications which use date fields may cease to function normally as a result of the way date fields have been programmed historically. Date sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure, miscalculations or lost systems files, causing disruptions of operations and could result in a temporary inability to process transactions or conduct normal business activity.

     The Company has implemented a Year 2000 compliance plan. The objective of this plan is to ensure that the Company will be Year 2000 ready prior to the turn of the century. To monitor and execute the Company's Year 2000 plan, the Company formed a Year 2000 Steering Committee and a Year 2000 Action Committee. The Year 2000 Steering Committee consists of senior executive officers of the Bank who review the progress of the plan and approve the course of action taken by the Year 2000 Action Committee. The Year 2000 Action Committee consists of department heads from various operating areas of the Company. This action committee performs the necessary steps needed to assure the Company is Year 2000 ready.

     As recommended by the Federal Financial Institutions Examination Council ("FFIEC") guide, the Year 2000 compliance plan includes the following phases: Awareness, Assessment, Renovation, Validation (Testing), and Implementation. Completing these phases will enable the Company to assess the risks and effects of the Year 2000 issues, develop a strategic plan and a systematic approach guide, perform adequate testing, and implement corrective action necessary to be adequately assured that the Company's processing and information systems are Year 2000 ready.

     As of September 30, 1998, the Company has substantially completed the Awareness, Assessment and Renovation phases of the Year 2000 compliance plan. ATM software upgrades will be installed in mid-November; this software is certified as being Year 2000 ready. The Company's facilities, HVAC, alarms, and elevators are Year 2000 ready. The Company is currently focusing on preparations for the Validation (Testing) phase and is expecting to start testing on the system applications in November and continue into March 1999. The Implementation phase is targeted for completions by the end of the second quarter of 1999. The Company's primary computer processing applications are handled by an outside third party vendor. The Company has received confirmation that this vendor has developed a Year 2000 action plan, is currently testing its systems, and a portion of its application modules are already Year 2000 ready. The vendor expects to be Year 2000 ready by the end of the first quarter of 1999. In the event the vendor's application systems fail to be Year 2000 ready by the time indicated, the Company will proceed with its contingency plan to switch to the vendor's client server-based system, which is Year 2000 ready.

     The Company has also initiated formal communication with all of its vendors and major borrowers to determine the extent to which the Company is vulnerable to third parties' failure to become Year 2000 ready. Replies received indicate that major borrowers and vital vendors are in various "in process" stages of the Year 2000 compliance issue. Continued contact and follow up will be maintained. However, there can be no guarantee that the systems of external third parties, of which the Company relies, will become Year 2000 ready, or that the failure of these third parties to become Year 2000 ready would not have a material adverse effect on the Company.

     Currently, management believes that the cost incurred to become Year 2000 ready, both with regard to the Company's internal and outsourced data processing operations, will not be material. The costs identified directly with the Year 2000 contingency plan are not expected to exceed $75,000. These costs will be funded through operating cash flows and expensed when incurred. Costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 ready.


            QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The Company's most recent available information indicate if interest rates increase or decrease 200 basis points from current rates in an immediate and sustained shock over a twelve-month period, the Company would expect net interest income to decrease 2.0%, and to decrease 5.0%, respectively. In addition, based on the same 200 basis point increase and decrease, the Company would expect its estimated Net Portfolio Value to decrease $7.5 million, and to decrease $7.8 million, respectively.


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

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               Not applicable.

     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated July 21, 1998 announcing its earnings for the second quarter ended June 30, 1998.

                    2.) The Registrant filed a Current Report on Form 8-K dated August 18, 1998 announcing its third quarter dividend of $0.13 per share.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            STATEWIDE FINANCIAL CORP.


     Date:  November 16, 1998           By:  Bernard F. Lenihan
                                             -------------------
                                             BERNARD F. LENIHAN
                                             SENIOR VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER