Form 10-K
period 1998-12-31
STATEWIDE FINANCIAL CORP
filed 1999-03-24
CIK 946672

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 1998
                                       OR
     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)OF THE
               SECURITIES EXCHANGE ACT OF 1934


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

                                      [ X ]

     As of February 26, 1999, there were issued 4,053,509 and outstanding 4,049,963 shares of the registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the $18.00 closing price of such stock as of February 26, 1999, was $46,960,776. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

                       DOCUMENTS INCORPORATED BY REFERENCE

                  10-K Item                     Document Incorporated

      10.  Directors's and Executive     Proxy Statement for Annual Meeting
           Officers of Registrant        of Shareholders to be filed not
                                         later than April 30, 1999.


      11.  Executive Compensation        Proxy Statement for Annual Meeting
                                         of Shareholders to be filed not
                                         later than April 30, 1999.



      12.  Security Ownership of         Proxy Statement for Annual Meeting
           Certain Beneficial Owners     of Shareholders to be filed not
           and Management                later than April 30, 1999.


      13.  Certain Relationships and     Proxy Statement for Annual Meeting
           Related Transactions          of Shareholders to be filed not
                                         later than April 30, 1999.



                            STATEWIDE FINANCIAL CORP.


                                     PART I

     ITEM 1.   BUSINESS

     (a) and (c)    General Development of the Business: Narrative
     Description of Business.

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

     The Bank was organized in 1943 as a New Jersey chartered savings and loan association. The Bank's principal business is attracting retail deposits from the general public, through its branch offices, and investing those deposits, together with borrowings and other funds generated from operations and principal payments, primarily in one-to four-family residential mortgage loans and mortgage-backed securities as well as through the origination of commercial business, commercial mortgage and consumer loans. In addition, the Company invests in U.S. government and agency obligations and other permissible investments. Over the past several years, the Company has sought to emphasize more commercial lending and diversify its loan portfolio. As part of this process, the Bank formed the Statewide Mortgage Funding division, which provides wholesale lines of credit to mortgage bankers. The Bank's revenues are derived principally from interest on its loan and mortgage-backed securities portfolios and interest and dividends on its debt and equity securities. The Bank's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities and borrowings from the Federal Home Loan Bank of New York ("FHLBNY"). Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products.

                           MARKET AREA AND COMPETITION

     The Company conducts business as a community-oriented savings bank offering a variety of financial services to meet the needs of the communities it serves. The Company's primary market area for deposit gathering includes the neighborhoods surrounding its sixteen offices. Nine of the Company's offices are located in Hudson County, three in Bergen County and four are located in Union County, New Jersey. The Company's primary market area for loan originations is northern and central New Jersey, although the Company originates loans throughout the State of New Jersey. On April 10, 1998, the Company transferred the lease of, and sold the deposits from, the Passaic in-store branch to another financial institution. Under this sale, the acquirer assumed all of the deposit liabilities associated with this branch, and assumed the Company's obligations under its lease of the branch location. The Company realized a pretax gain of $0.3 million on the sale of these deposits. On May 9, 1998, the Company opened a retail banking branch in North Arlington, New Jersey.

     The Company faces significant competition both in originating loans and in attracting deposits. Northern New Jersey has a high density of financial institutions, many of which are branches of significantly larger money center and regional banks which have greater financial resources than the Company, and all of which are competitors of the Company to varying degrees. The Company's competition for loans comes principally from commercial banks, savings banks, savings and loan associations, credit unions, mortgage banking companies and insurance companies. Its most direct competition for deposits has historically come from commercial banks, savings banks, savings and loan associations and credit unions. The Company faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other financial institutions such as brokerage firms and insurance companies. The Company competes for loans and deposits principally on the basis of: quality of service it provides to customers, rates charged on loans and paid to depositors and extended business hours maintained in the retail branches.

                                    PERSONNEL

     At December 31, 1998, the Company had a total of 166 full-time employees and 45 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


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

     Under the rules implementing the prompt corrective action provisions, an institution that has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater, and is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure is deemed to be "well-capitalized." An institution that has a total risk-based capital ratio of 8.0% or greater, a Tier l risk-based capital ratio of 4.0% or greater and a leverage ratio of 4.0% or greater (or a leverage ratio of 3.0% or greater if the bank is rated composite "1" under the FDIC financial institution grading system ("CAMEL rating") and is not experiencing or anticipating significant growth) and does not meet the definition of a "well-capitalized" bank is considered to be "adequately capitalized." An institution that has a total risk-based capital of less than 8.0% or has a Tier 1 risk-based capital ratio that is less than 4.0% or has a leverage ratio of less than 4.0% is considered "undercapitalized." An institution that has a total risk-based capital ratio of less than 6.0%, or a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized," and a bank that has a ratio of tangible equity to total assets (core capital, such as common equity capital, and cumulative perpetual preferred stock minus all intangible assets, except for limited amounts of purchased mortgage servicing rights and of purchased credit card relationships) to assets equal to or less than 2.0% is deemed to be "critically undercapitalized."
     Under the rule, the appropriate Federal banking agency may reclassify a well-capitalized bank as adequately capitalized, and may require an adequately capitalized bank or an undercapitalized bank to comply with certain mandatory or discretionary supervisory actions as if the bank were in the next lower capital category (except that the appropriate Federal banking agency may not reclassify a significantly undercapitalized bank as critically undercapitalized), if the appropriate Federal banking agency determines the bank is in an unsafe or unsound condition, or the bank has received and not corrected a less than satisfactory rating for any of the categories of asset quality, management, earnings or liquidity. At December 31, 1998, the Bank's leverage ratio as calculated under the prompt corrective action rule was 7.95%. The Bank is deemed "well-capitalized" for purposes of
     Section 38 of the Federal Deposit Insurance Act ("FDI ACT") and the regulations of the FDIC implementing that Section.

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


     Insurance of Deposit Accounts

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "Deposit Act") became law. The primary purpose of the Deposit Act was to recapitalize the SAIF by charging all SAIF member institutions a one time special assessment of 65.7 basis points of the institution's SAIF assessable deposits as of March 31, 1995. In addition, the Deposit Act separates the FDIC assessment into two components: first, deposit insurance premiums and second, payment of interest and principal due on certain bonds issued by the Federal Finance Corporation ("FICO") in the mid-1980's to fund a portion of the thrift bailout. As a result of the Deposit Act, insurance premiums for thrifts were equalized with those of commercial banks, with premiums ranging from 0% to 0.24% of assessed deposits. Since adoption of the Deposit Act, various legislation modernizing the United States' financial system has been proposed, although no legislation has yet passed. Some of these proposals would eliminate the thrift charter or restrict the activities of unitary thrift holding companies. Management is currently unable to predict whether any of these proposals will be adopted or what effect the adoption of any of these proposals will have on the Company.

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

     Federal Home Loan Bank System

     The Bank is a member of the FHLBNY which is one of the 12 regional Federal Home Loan Banks ("FHLB"). As a member of the FHLBNY, the Bank is required to purchase and maintain stock in the FHLBNY in an amount equal to the greater of 1.0% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 (or such greater fraction as established by the FHLBNY from time to time) of outstanding FHLBNY advances. At December 31, 1998, the Bank had $10.3 million of FHLBNY stock, which was in compliance with this requirement. In past years the Bank has received dividends on its FHLBNY stock. Over the past five years such dividends have averaged 7.14%, and were 7.25% for the year ended December 31, 1998. Certain provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") require all 12 FHLB's to provide financial assistance for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate-income housing projects. These contributions could cause rates on the FHLBNY advances to increase and could affect adversely the level of FHLBNY dividends paid and the value of FHLBNY stock in the future.

     Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the type of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such records into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as a basis for the denial of an application by the OTS.


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

     A savings institution that fails to become or maintain its status as a qualified thrift lender must either become a commercial bank or be subject to restrictions specified in FIRREA. A savings institution that converts to a bank must pay the applicable exit and entrance fees involved in converting from one insurance fund to another. A savings institution that fails to meet the QTL test and does not convert to a bank will be: (1) prohibited from making any investment or engaging in activities that would not be permissible for national banks; (2) prohibited from establishing any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (3) ineligible to obtain new advances from any FHLB; and (4) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a qualified thrift lender, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may re-qualify as a qualified thrift lender if it thereafter complies with the QTL test. As of December 31, 1998, the Bank was in compliance with the QTL requirement. At December 31, 1998, 92.0% of the Bank's "portfolio assets" were "qualified thrift investments."


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

     In January 1999, the OTS issued an amendment to its current regulations with respect to capital distributions by savings associations. The amended regulations will be effective April 1, 1999. Under the new regulation, savings associations that would remain at least adequately capitalized following the capital distribution, and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the new regulation, saving associations which are eligible for expedited treatment under current OTS regulations are not required to file an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution,
     (ii) the amount of capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years and (iii) the proposed capital distribution would not violate any applicable law, regulation, agreement with or condition of the OTS. Thus, under the new regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. A savings association that is not required to file an application is also not required to file a notice with the OTS prior to making the capital distribution, unless (i) the savings association would not be well capitalized following the distribution, or (ii) the proposed distribution would reduce the amount of or retire any part of the savings association's common stock, preferred stock or debt instruments included in capital or (iii) the savings association is a subsidiary of a savings and loan holding company. The new OTS limitations on capital distributions are similar to the limitations imposed upon national banks.

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

          (d) Financial Information About Foreign and Domestic Operations and Export Sales - Not Applicable

          (e)  Guide 3 Statistical Disclosure by Bank Holding Companies.

     The following tables provide certain statistical information required by Securities and Exchange Commission ("SEC") Guide 3. The remaining statistical disclosure required by SEC Guide 3 is contained in Part II
     Item 7. The Company has changed its fiscal year end from March 31st to a calendar year end, effective with the calendar year beginning January 1, 1996 and, accordingly, has provided certain information at or for the nine-month period ended December 31, 1995 and at or for the year ended March 31, 1995.

     The following table shows the carrying value, weighted average yield, and maturities of the Company's debt and equity securities portfolio, at December 31, 1998:



                                                             AT DECEMBER 31, 1998
                         --------------------------------------------------------------------------------------------
                                                                                                        Total Debt
                         Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years         Securities
                         ----------------      ---------         ----------       -------------         ----------
                                                            (Dollars in thousands)

                                 Weighted           Weighted          Weighted           Weighted            Weighted
                        Carrying  Average Carrying   Average Carrying  Average Carrying   Average  Carrying   Average
                          Value    Yield    Value     Yield    Value    Yield   Value      Yield    Value      Yield
                          -----    -----    -----     -----    -----    -----    -----     -----    -----      -----
      U.S. Treasury
       securities and ob-
       ligations of U.S.
       Government corpor-
       ations and agency
       securities         $2,006   6.18%   $15,567   5.87%     $ -        - %   $  -         - %    $17,573    5.91%
      Corporate debt         -       -       8,761   5.99        -        -       3,147    7.19      11,908    6.31
      Trust preferred
        securities           -       -         -       -         -        -      38,556    6.70      38,556    6.70
      Equity securities      275   1.09        -       -         -        -        -         -          275    1.09
                          ------            ------              ---             -------             -------
      Total debt and
       equity securities  $2,281   5.75%   $24,328   5.91%     $ -        - %   $41,703    6.74%    $68,312    6.40%
                          ======   ====    =======   ====      ====      ===    =======    ====     =======    ====


     The following table shows the contractual maturity of the Company's mortgage-backed securities at December 31, 1998. The table does not include the effect of prepayments or scheduled principal amortization.



                                                           AT DECEMBER 31, 1998
                        -------------------------------------------------------------------------------------------
                                                                                                   Total Mortgage-
                        Less Than 1 Year      1-5 Years         5-10 Years       Over 10 Years    Backed Securities
                        ----------------  ----------------   ----------------  -----------------  -----------------
                                                          (Dollars in thousands)

                                   Weighted           Weighted          Weighted           Weighted          Weighted
                          Carrying  Average Carrying   Average Carrying  Average Carrying   Average Carrying  Average
                            Value    Yield    Value     Yield    Value    Yield    Value     Yield   Value     Yield
                            -----    -----    -----     -----    -----    -----    -----     -----   -----   --------
     GNMA                   $  -       - %    $  -       - %   $   -        - %   $ 76,347   5.88%   $76,347   5.88%
     FHLMC                   3,445   7.14      4,172   6.74     16,159    7.15      42,611   7.52     66,387   7.36
     FNMA                    3,555   7.40      6,574   6.96      4,247    7.60      34,308   7.43     48,684   7.38
     Private label pass-
      through certificates     -       -         -       -         -        -       10,013   6.25     10,013   6.25
    Private label collat-
      eralized mortgage
      obligations              -       -         -       -         -        -       46,604   6.34     46,604   6.34
                            ------           -------           -------            --------          --------
     Total mortgage-
     backed securities      $7,000   7.27%   $10,746   6.87%   $20,406    7.24%   $209,883   6.59%  $248,035   6.67%
                            ======   ====    =======   ====    =======    ====    ========   ====   ========   ====


     The following table shows the contractual maturity of the Company's loans at December 31, 1998. The table does not include the effect of prepayments or scheduled principal amortization.


                                                           AT DECEMBER 31, 1998
                       -------------------------------------------------------------------------------------------
                                   First Mortgage Loans                         Other Loans
                      ---------------------------------------------   --------------------------------
                                                                                 Warehouse
                      One-to-Four   Multi      Non-                           Mortgage Lines Commercial Total Loans
                         Family    Family  Residential  Construction Consumer    of Credit    Business  Receivable
                         ------    ------  -----------  ------------ --------  -------------  --------  ----------
                                                         (Dollars in thousands)
     Amounts due:
     Within one year    $  5,860  $   347    $  -         $4,959    $ 4,033         $47,752   $ 9,388     $ 72,339
                        --------  -------    -------      ------    -------         -------   -------     --------
     After 1 year:
       1 to 3 years       14,548      -        4,824       5,395      7,525             -       2,946       35,238
       3 to 5 years       13,757      201      6,338         -        8,194             -         891       29,381
       5 to 10 years      37,132   12,783     10,025         -       10,533             -       5,910       76,383
       10 to 20 years     72,330    7,812      5,562         -       10,619             -       1,850       98,173
       Over 20 years      56,518      536        643         -          -               -         -         57,697
                        --------  -------    -------      ------    -------         -------   -------     --------
     Total due after
       1 year            194,285   21,332     27,392       5,395     36,871             -      11,597      296,872
                         -------   ------     ------      ------    -------         -------   -------     --------
                               -
       Total loans      $200,145  $21,679    $27,392     $10,354    $40,904         $47,752   $20,985     $369,211
                        ========  =======    =======     =======    =======         =======   =======     ========
     Less (Plus)
      unearned dis-
      counts (premiums)
      and deferred
      loan fees, net                                                                                         (303)
     Less allowance
      for loan losses                                                                                       3,056
                                                                                                         --------
     Loans, net
                                                                                                         $366,458
                                                                                                         ========

     As of December 31, 1998, the dollar amount of all loans due after December 31, 1999, and the composition of fixed interest rates and adjustable interest rates were:

                                Due After December 31, 1999
                               -----------------------------
                                Fixed    Adjustable    Total
                                -----    ----------    -----
                                  (Dollars in thousands)

      Real estate mortgages     $52,510    $195,894   $248,404
      Other loans                37,852      10,616     48,468
                                -------    --------   --------
        Total loans             $90,362    $206,510   $296,872
                                =======    ========   ========


     The following table sets forth the activity in the Company's allowance for loan losses at or for the dates indicated:


                                                                        At or
                                                                       For the       At or
                                                                     Nine-Month      For the
                                                At or For the Year  Period Ended   Year Ended
                                                Ended December 31,  December 31,    March 31,
                                              --------------------- ------------   ----------
                                              1998    1997   1996       1995          1995
                                              ----    ----   ----       ----          ----
                                                          (Dollars in thousands)
      Balance, beginning of period           $2,833  $2,613  $3,241      $3,048      $2,818
      Provisions charged to operations          642     500     500         315         542
      Loans charged off:
        One-to-four family residential          154      68     186          67         135
        Non-residential                         -        -       -           -          151
        Land and construction                   -        -      848          -           -
        Commercial business                     -        10      -           -           -
        Consumer                                300     219     106          66          45
                                             ------  ------  ------      ------      ------
        Total loans charged off                 454     297   1,140         133         331
                                             ------  ------  ------      ------      ------
      Recovery on loans:
        One-to-four family residential            9       9       2           3          11
        Consumer                                 26       8      10           8           8
                                             ------  ------  ------      ------      ------
        Total recovery on loans                  35      17      12          11          19
                                             ------  ------  ------      ------      ------
        Net loans charged off                   419     280   1,128         122         312
                                             ------  ------  ------      ------      ------
      Balance, end of period                 $3,056  $2,833  $2,613      $3,241      $3,048
                                             ======  ======  ======      ======      ======
      Ratio of net charge-offs during the
       period to average net loans out-
       standing during the period              0.12%   0.09%   0.42%       0.07%       0.18%
                                               ====    ====    ====        ====        ====


     The allocation of the Company's allowance for loan losses is set forth below as indicated:

                                                             At December 31,                                At March 31,
                                  ----------------------------------------------------------------------  ----------------
                                        1998               1997              1996             1995              1995
                                  -----------------  ----------------- ---------------  ----------------  ----------------
                                          Percentage        Percentage       Percentage        Percentage       Percentage
                                           of Loans          of Loans         of Loans          of Loans         of Loans
                                           to Total          to Total         to Total          to Total         to Total
                                  Amount     Loans   Amount    Loans  Amount    Loans   Amount    Loans   Amount   Loans
                                  ------     -----   ------    -----  ------    -----   ------    -----   ------   -----
                                                                 (Dollars in thousands)
     Allocation of allowance
      for loan losses:
       One-to-four family
        residential               $1,579     51.7%  $1,668      73.0% $2,156     81.2%  $1,533    79.0%  $1,338    79.0%
       Multi-family                  217      7.1      114       3.6      39      2.4        9     2.4       32     2.3
       Non-residential               313     10.2      189       5.8      47      2.9       41     2.0       16     1.1
       Land and construction         104      3.4       43       1.3       4      0.1    1,502     1.9    1,508     3.0
       Consumer                      329     10.8      286      11.5     275     10.6      156    14.7      154    14.6
       Commercial business           418     13.7      533       4.8      92      2.8       -       -        -       -
       Warehouse mortgage lines
        of credit                     96      3.1       -         -       -        -        -       -        -       -
                                  ------    -----   ------     -----  ------    -----   ------   -----   ------   -----
     Balance, end of period       $3,056    100.0%  $2,833     100.0% $2,613    100.0%  $3,241   100.0%  $3,048   100.0%
                                  ======    =====   ======     =====  ======    =====   ======   =====   ======   =====



     The following tables set forth the average dollar amount of deposits in the various types of savings programs, along with the weighted average effective rate paid for the periods indicated:

                                                               For the Year Ended December 31,
                                     -----------------------------------------------------------------------------------
                                                 1998                        1997                        1996
                                     ---------------------------  -------------------------- ---------------------------
                                                        Weighted                    Weighted                    Weighted
                                              Percent   Average           Percent   Average          Percent    Average
                                     Average  of Total Effective Average  of Total Effective Average of Total  Effective
                                     Balance  Deposits   Yield   Balance  Deposits   Yield   Balance Deposits    Yield
                                     -------  --------   -----   -------  --------   -----   ------- --------    -----
                                                                  (Dollars in thousands)
      Demand Deposit Accounts       $ 28,177     6.4%      - %  $ 20,033     4.4%    - %    $ 13,237      3.0%     - %
      NOW Accounts                    45,307    10.2      1.5     48,535    10.8    2.4       45,275     10.1     2.8
      Money Market Accounts           41,348     9.3      2.9     44,405     9.9    3.1       44,516      9.9     3.1
      Savings Accounts               148,148    33.5      2.8    139,964    31.0    2.9      131,368     29.4     2.8
                                    --------   -----            --------   -----            --------    -----
      Total Core Deposits            262,980    59.4      2.3    252,937    56.1    2.6      234,396     52.4     2.7
                                    --------    ----            --------    ----            --------    -----
      Certificate Accounts
        31 Day                           520     0.1      4.8        437     0.1    4.4        2,239      0.5     5.2
        2-4 Month                     14,888     3.4      4.8     18,803     4.2    4.9       17,705      4.0     4.8
        6 Month                       12,612     2.8      3.2     22,790     5.0    3.8       24,706      5.5     3.7
        7-9 Month                     33,939     7.7      5.3     25,582     5.7    5.0       30,133      6.8     5.0
        12 Month                       9,835     2.2      3.8     19,238     4.3    4.5       15,438      3.5     3.7
        18 Month                         759     0.2      4.4      1,198     0.3    4.7        1,163      0.3     4.5
        24 Month                       9,013     2.0      5.4     10,774     2.4    5.5        5,770      1.3     4.9
        30 Month                       3,172     0.7      5.0      3,847     0.8    4.8        4,104      0.9     4.4
        48 Month                         530     0.1      4.6        877     0.2    4.8        1,431      0.3     5.1
        60 Month                         726     0.2      5.6        721     0.2    5.7          441      0.1     5.7
        13-120 Month                  68,989    15.6      5.3     68,064    15.1    5.4       83,218     18.6     5.6
        36-90 Month                    1,737     0.4      5.3      1,851     0.4    5.3        1,757      0.4     4.9
        Fixed Rate IRA                16,593     3.7      5.4     16,737     3.7    5.4       17,634      3.9     5.4
        Variable Rate IRA              5,120     1.2      4.9      5,160     1.1    5.4        5,012      1.1     5.2
        Passbook Rate IRA              1,392     0.3      2.4      1,749     0.4    2.5        1,834      0.4     2.5
                                    --------   -----            --------   -----            --------    -----
      Total Certificates             179,825    40.6      5.0    197,828    43.9    5.0      212,585     47.6     5.0
                                    --------   -----            --------   -----            --------     -----
      Total Deposits                $442,805   100.0%     3.4%  $450,765   100.0%   3.7%    $446,981    100.0%    3.8%
                                    ========   =====            ========   =====            ========    =====

     The following table shows rate information for the Company's certificates of deposit at the dates indicated and maturity information at December 31, 1998:


                               At December 31,      Period to Maturity from December 31, 1998
                             ------------------  ----------------------------------------------

                                                                      Two to   Over
                                                  Within    One to    Three    Three
                                1998     1997    One Year  Two Years  Years    Years     Total
                                ----     ----    --------  ---------  -----    -----     -----
                                                    (Dollars in thousands)
     Certificates of Deposit
      3.99% or less          $ 21,016  $ 26,361  $ 19,433  $ 1,219    $  364   $   -   $ 21,016
      4.00% to 4.99%           51,138    21,407    37,612   11,256     1,408      862    51,138
      5.00% to 5.99%           94,435   129,598    87,853    5,462       516      604    94,435
      6.00% to 6.99%            2,785     5,377       930      242       714      899     2,785
      7.00% to 7.99%            1,731     2,493     1,255      327       -        149     1,731
                              -------  --------    ------   ------    ------    -----  --------
        Total                $171,105  $185,236  $147,083  $18,506    $3,002   $2,514  $171,105
                             ========  ========  ========  =======    ======   ======  ========

     The following table sets forth the maturity dates of the Company's certificates of deposit of $100,000 or more at December 31, 1998:

             Maturity Period                Amount
             ---------------                ------
                                          (Dollars in
                                          thousands)

        Three months or less                $ 9,839
        Three through six months              5,705
        Six through twelve months             5,604
        Over twelve months                    2,206
                                            -------
             Total                          $23,354
                                            =======



     The following table sets forth the maximum month-end balance and average balance of borrowed funds for the periods indicated:



                                             For the Year
                                          Ended December 31,
                                     ---------------------------
                                        (Dollars in thousands)
                                        1998     1997     1996
                                        ----     ----     ----

      Maximum balance                $206,681 $196,512  $180,347
      Average balance                $148,120 $159,234  $124,087
      Weighted average interest          5.56%    5.59%     5.50%


     The following table sets forth certain information as to FHLBNY advances at the dates indicated:

                                           At December 31,
                                      --------------------------
                                        1998     1997      1996
                                        ----     ----      ----
                                        (Dollars in thousands)
      FHLBNY advances                 $25,300  $14,150   $24,800
      Weighted average interest
       rate of FHLBNY advances           5.13%    6.63%     7.13%



     ITEM 2.    PROPERTIES

     At December 31, 1998, the Bank conducted its business through its 16 offices, including its home office at 70 Sip Avenue, Jersey City, New Jersey.
                                             Original
                                               Date
                                              Leased     Date of
                                  Leased        or        Lease
      Location                   or Owned    Acquired   Expiration
      --------                   --------    ---------  ----------
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

     319 Martin Luther            Leased        1/59    Monthly
     King, Jr. Drive
     Jersey City, NJ

     214 Newark Avenue            Owned         1/63       --
     Jersey City, NJ

     12 Chapel Avenue             Leased        7/96     12/02
     Jersey City, NJ

     456 North Broad Street       Owned         8/86       --
     Elizabeth, NJ

     314 Elizabeth Avenue
     Elizabeth, NJ
       Building                   Owned         1/75       --
       Land                       Leased        4/74      3/99

     One Statewide Court          Owned         8/78       --
     Secaucus, NJ

     416 Anderson Avenue          Owned         1/74       --
     Cliffside Park, NJ

     35 South Main Street
     Lodi, NJ
       Building                   Owned         1/76       --
       Adjacent parcel of land    Leased        1/74     12/00

     19 Schuyler Avenue           Leased        3/98      2/08
     North Arlington, NJ

     246 South Avenue             Owned        10/79       --
     Fanwood, NJ

     345 South Avenue             Owned        10/80       --
     Garwood, NJ

     400 Marin Boulevard          Leased        6/95     6/10*
     Jersey City, NJ

     86 River Street              Leased        1/96     12/02
     Hoboken, NJ

     *The Bank has the option to cancel the lease on the fifth and tenth anniversary dates of the lease, with a six-month notice prior to that anniversary date.


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


                                     PART II

     ITEM 5.    MARKET INFORMATION

     The Company's stock is quoted on the NASDAQ National Market. The NASDAQ symbol for the Company's common stock is SFIN. As of December 31, 1998, there were 362 registered holders of the Company's common stock.

     The following table presents the high and low bid prices for the common stock and dividends paid for the periods indicated below. The high and low bid range prices reflect inter dealer quotations, without commissions, and may not necessarily represent actual transactions.

                                   High    Low   Dividend
                                   ----    ---   --------
           1998
           ----

           Fourth Quarter        19 1/4   15 1/2   $ 0.13
           Third Quarter         21 1/2   15 1/4   $ 0.13
           Second Quarter        26 11/16 20 5/8   $ 0.11
           First Quarter         24 1/8   21 1/4   $ 0.11

           1997
           ----

           Fourth Quarter        24       18       $ 0.11
           Third Quarter         22       17 3/4   $ 0.11
           Second Quarter        18 1/8   14 1/2   $ 0.10
           First Quarter         17 7/8   14 1/8   $ 0.10


     During the third quarter of 1996, the Company declared its first quarterly dividend. The Company increased its quarterly dividend to $0.11 per share during the third quarter of 1997 and to $0.13 per share during the third quarter of 1998. The Company expects to continue to pay dividends. However, no assurance can be given that dividends will be paid in the future since the payments of such dividends will be based upon current and prospective earnings, anticipated asset growth, and the capital position of the Company. In addition, earnings and the financial condition of the Bank and applicable governmental policies and regulations could also affect the Company's ability to pay dividends.


     ITEM 6.    SELECTED FINANCIAL DATA

                                                                     At
                                        At December 31,           March 31,
                              ----------------------------------  ---------
                                1998      1997    1996     1995      1995
                                ----      ----    ----     ----      ----
                                         (Dollars in thousands)

      SELECTED FINANCIAL
        CONDITION DATA:
      Total assets           $717,517 $675,316  $636,042 $559,049 $475,168
      Loans receivable, net   366,458  332,509   325,470  195,773  169,909
      Mortgage-backed
         securities           248,035  290,044   240,974  260,107  203,677
      Debt and equity
         securities            68,312   19,093    40,243   80,126   80,987
      Other real estate
        owned, net                523      440       563      652      825
      Total deposits          443,705  443,878   457,056  438,021  407,758
      Borrowed funds          206,681  160,300   107,200   44,703   41,492
      Shareholders' equity     60,499   64,907    66,935   72,315   22,022

      REGULATORY CAPITAL
      RATIOS (BANK):
      Tangible capital ratio     7.95%    8.96%     9.41%   10.28%    4.57%
      Core capital ratio         7.95%    8.96%     9.41%   10.28%    4.57%
      Risk-based capital
        ratio                   13.72%   22.93%    26.21%   32.88%   16.65%

      ASSET QUALITY RATIOS:
      Non-performing loans
        to total net loans       0.68%    0.75%     0.84%    2.87%    3.87%
      Non-performing loans
        to total assets          0.35%    0.37%     0.43%    1.01%    1.38%
      Non-performing assets
        to total assets          0.42%    0.44%     0.52%    1.12%    1.56%
      Allowance for loan
        losses to non-
        performing loans       122.73%  113.18%    95.43%   57.66%   46.37%
      Allowance for loan
        losses to total net
        loans                    0.83%    0.85%     0.80%    1.66%    1.79%

      OTHER DATA:
      Number of deposit
        accounts                52,272  54,677    53,695   50,062   46,767
      Offices                       16      16        16       15       13


                                                          At or For the
                                       At or For the       Nine-Month   At or For the
                                        Years Ended       Period Ended    Year Ended
                                       December 31,       December 31,    March 31,
                                  ----------------------  ------------- -------------
                                    1998    1997   1996      1995          1995
                                    ----    ----   ----      ----          ----
     SELECTED FINANCIAL RATIOS:
     Return on average assets (1)   0.54%   0.82%   0.49%     0.41%          0.90%
     Return on average equity (1)   5.65    8.74    4.67      5.46          21.09
     Dividend payout ratio         55.81   32.31   29.41        -              -
     Equity to assets               8.43    9.61   10.52     12.94           4.63
     Net interest rate spread (2)   2.97    3.31    2.99      3.12           3.66
     Net interest margin (2)        3.46    3.77    3.45      3.45           3.78
     Non-interest income to
      average assets (4)            0.43    0.24    0.37      0.43           0.32
     Non-interest expense to
      average assets (1)            2.80    2.52    2.87      2.87           2.43
     Efficiency ratio (1)(3)       77.32   65.91   81.65     80.87          63.31
     Average interest-earning
      assets to interest-bearing
      liabilities                 113.36% 111.88% 112.32%   108.45%        103.52%


                                                               For the
                                                              Nine-Month   For the
                                    For the Years Ended      Period Ended Year Ended
                                        December 31,         December 31, March 31,
                                  -----------------------    ------------ ----------
                                  (Dollars in thousands, except per share amounts)
     SELECTED OPERATING DATA:
                                  1998     1997     1996       1995        1995
                                  ----     ----     ----       ----        ----
     Interest income              $45,261  $50,191 $45,278    $26,853      $33,419
     Interest expense              23,223   25,384  23,656     14,162       15,975
                                  -------  ------- -------    -------      -------
     Net interest income           22,038   24,807  21,622     12,691       17,444
     Provision for loan losses        642      500     500        315          542
                                  -------  ------- -------    -------      -------
     Net interest income after
      provision for loan losses    21,396   24,307  21,122     12,376       16,902
     Net (loss) gains on sales
      of securities                     4       69  (1,093)      (340)         -
     Other non-interest income      2,848    1,656   2,382      1,962        1,518
     Foreclosed real estate
      expense, net                     85       71     105         10           17
     FDIC SAIF assessment             -        -     2,651        -            -
     Other non-interest expense    18,402   17,041  15,687     10,858       11,644
                                  -------  ------- -------     ------       ------
     Income before income
      taxes and extraordinary
      item                          5,761    8,920   3,968      3,130        6,759
     Income taxes                   2,231    3,333     796      1,152        2,466
                                  -------  ------- -------     ------       ------
     Income before extra-
      ordinary item                 3,530    5,587   3,172      1,978        4,293
     Extraordinary item:
     Penalties for pre-payment
      of debt, net of tax             -        -       -         (412)         -
                                  -------  ------- -------    -------      -------
     Net income                   $ 3,530  $ 5,587 $ 3,172    $ 1,566      $ 4,293
                                  =======  ======= =======    =======      =======
     Per share data:
     Basic earnings               $  0.90  $  1.34 $  0.68        -            -
     Diluted earnings             $  0.86  $  1.30 $  0.68        -            -
     Cash dividends declared      $  0.48  $  0.42 $  0.20        -            -

     (1) 1996 includes a one-time FDIC SAIF assessment of $2,651,000 pretax, $1,697,000 after tax, incurred as a result of enactment of the Deposit Act. Excluding the one-time FDIC SAIF assessment, selected financial ratio calculation percentages are as follows:
          return on average assets, 0.76%; return on average equity, 7.17%;
          non-interest expense to average assets, 2.45%; efficiency ratio, 69.92%.

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

     (4)  Excludes gain (loss) on sale of securities.


     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS


     General

     When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company believes such statements to be reasonable and makes them in good faith, however such forward-looking statements may vary from actual results. Risks and uncertainties which may make actual results for future periods differ materially from any opinions of statements expressed with respect to future periods in any current statements, include among other things, changes in economic conditions in the Company's market area, changes in policies by regulators, change in market interest rates, loan demand in the Company's market area and unforeseen competition. Accordingly, the Company wishes to advise the reader that the various factors including those listed above could affect the Company's future financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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


                              RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     General.  Net income for the for the year ended December 31, 1998
     ("1998") was $3.5 million, or $0.86, per share, assuming dilution, as compared to $5.6 million, or $1.30, per share, assuming dilution, for the year ended December 31, 1997 ("1997"). Earnings during 1998 include a pretax charge of $1.9 million incurred during the third quarter to recognize additional amortization of premiums related to estimated increases in prepayment speeds in the Company's mortgage-backed investment securities portfolio. Basic earnings per share were $0.90 for 1998 as compared to $1.34 for 1997.

     Net income for 1998 decreased $2.1 million as compared to 1997 primarily from the $1.9 million pretax charge mentioned above. Other factors affecting 1998 results versus 1997 were lower interest rates, initiating secured wholesale lending to mortgage bankers through the start-up of Statewide Mortgage Funding, commercial lending growth and related staff support, and restructuring the Company's fee schedules.

     Net Interest Income. Net interest income is the principal source of income for the Company and represents the difference between total interest and fees earned on loans, mortgage-backed securities, debt and equity securities, and other investments, and total interest incurred on deposits and borrowed funds. Net interest income decreased $2.8 million, or 11.2%, to $22.0 million for 1998 as compared $24.8 million for 1997. The decline reflects contracting spreads between short-term rates and long-term rates, accelerating prepayments of principal from mortgage-backed securities and loans.
     Resulting cash flows were used to reinvest into commercial and consumer loans, bearing lower current market rates of interest, including those originated by Statewide Mortgage Funding, and also to pay off short-term borrowings and liquidate higher cost certificates of deposit. The remainder was invested in short-term money market instruments. These actions resulted in lower average interest-earning balances and lower deposit costs in 1998 compared to 1997. Yields were affected by reinvestment of cash flows into this lower interest rate environment, and by additional premium amortization expense incurred as a result of higher prepayment speeds from those initially anticipated. Notably, in the third quarter of 1998 when applications for mortgage refinancings reached record levels, the Company incurred a $1.9 million pretax charge reflecting revised prepayment speed assumptions. As a result of prepayments and lower current market interest rates, the Company's average yield on its interest-earning assets declined to 7.10% for the year ended December 31, 1998 from 7.61% for the year ended December 31, 1997.

     Interest Income. Total interest and dividend income for 1998 decreased to $45.3 million from $50.2 million for 1997, a decrease of $4.9 million, or 9.8%. The average balance of interest-earning assets decreased $22.1 million, or 3.4%, to $637.9 million for 1998 compared to $660.0 million for 1997. The related yields decreased between the periods to 7.10% from 7.61%.

     During 1998, the Company continued its efforts to change the mix of its interest-earning assets toward higher-yielding, shorter duration commercial and consumer lending, including the start-up of Statewide
     Mortgage Funding in mid-year 1998, to provide short-term secured funding to mortgage bankers. As a result, 1998 average balances for the non-residential mortgage and commercial and consumer portfolios increased $46.6 million, or 63.3%, yielding 8.76% on the combined average balance of $120.3 million compared to the 1997 yield of 9.32% on combined average balances of $73.7 million. These efforts more than offset the $34.6 million decline in one-to-four family mortgage loans.

     With respect to securities investments, the Company sought to emphasize short-term investments. The average balance of securities investments during 1998 was $34.1 million less than in 1997, and the average yield on these portfolios was 117 basis points less, 6.14% in 1998 versus 7.31% in 1997. The 1998 yield was substantially affected by $2.7 million of additional premium expense recognized in 1998 over that incurred in 1997 as a result of the significant increase in actual and forecasted principal repayments. In addition, yields were lower because the Company reinvested cash flows into shorter duration instruments during 1998.

     Interest Expense. Interest expense decreased $2.2 million, or 8.5%, to $23.2 million for 1998 compared to $25.4 million for 1997.
     Interest expense on deposits and borrowed funds decreased $1.5 million and $0.7 million, respectively. The decrease in interest on deposits was as a result of lower rates paid on interest-bearing deposits, growth in non-interest-bearing demand deposits, and a decline in certificates of deposit, partially offset by growth in the average balance of core deposits. The decrease in borrowed funds resulted from decreased average borrowing levels coupled with a three basis point drop in average costs.

     Interest expense on deposits for 1998 totaled $15.0 million compared to $16.5 million for 1997. The decline in total interest expense on deposits reflects lower rates paid on deposits due to the lower interest rate environment, an increase in demand deposits from the Company's relationship-building efforts with its commercial customers, and a decline in certificates of deposit balances. Interest expense on core deposits decreased $0.7 million, reflecting a 35 basis point decrease in cost for these funds partially offset by the increase in average core deposits of $10.0 million, or 4.0%, during 1998 over 1997. Interest expense on certificates of deposits decreased $0.8 million from a decline of $18.0 million in the average balance of certificates of deposit, partially offset by a four basis point increase in average yield. During 1998, the Company continued with its strategy of not matching the most aggressive rates for certificates of deposit.

     Average borrowed funds decreased $11.1 million during 1998 to $148.1 million over the $159.2 million during 1997. The cost of borrowed funds declined three basis points to 5.56% for 1998 from 5.59% for 1997. The decrease in borrowed funds was a result of decreased borrowing levels as the Company used cash flows from investing activities to repay its short-term debt rather than reinvesting in lower yielding investments.

     Table 1 presents a summary of the Company's interest-earning assets and their average yields, interest-bearing liabilities and their average costs, and shareholders' equity at December 31, 1998. Table 1 also presents a summary of the Company's average balances, the yields earned on average assets and the cost of average liabilities and shareholders' equity for the years ended December 31, 1998, 1997 and 1996. The average loan balances include non-accrual loans. The yields include loan fees which are considered adjustments to yields.


     Table 1:  Spread Analysis
                                                At December 31, 1998
                                               ---------------------
                                                 Actual     Average
                                                Balance    Yield/Cost
                                                -------    ----------
                                               (Dollars in thousands)
     Assets:
      Interest-earning assets:
       One-to-four family mortgage loans         $198,794     7.29%
       Consumer and other loans                    40,739     8.82
       Commercial business loans                   20,477     8.81
       Multi-family, non-residential and
        construction mortgage loans                58,791     8.50
       Warehouse mortgage lines of credit          47,657     8.17
                                                 --------
          Total loans, net                        366,458     7.85

       Mortgage-backed securities                 248,035     6.67
       Debt and equity securities                  68,312     6.40
       Money market investment                        -         -
       FHLBNY stock                                10,315     6.90
                                                 --------
          Total interest earning assets           693,120     7.27%
                                                              ----
      Non-interest-earning assets                  24,397
                                                 --------
          Total assets                           $717,517
                                                 ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                          $156,872     2.46%
       NOW accounts                                44,764     1.29
       Money market accounts                       37,811     2.73
       Certificates of deposit                    171,105     4.85
       Borrowed funds                             206,681     5.49
                                                 --------
          Total interest-bearing liabilities      617,233     4.07%
                                                              ----
      Non-interest-bearing liabilities:
       Non-interest-bearing deposits               33,153
       Other non-interest bearing liabilities       6,632
                                                 --------
          Total non-interest-bearing
           liabilities                             39,785
                                                 --------
          Total liabilities                       657,018
     Shareholders' equity                          60,499
                                                 --------
          Total liabilities and shareholders'
            equity                               $717,517
                                                 ========
     Net interest income/net interest rate
      spread                                                  3.20%
                                                              ====

     Net interest margin                                      3.65%
                                                              ====
     Ratio of interest-earning assets to
      interest-bearing liabilities                          112.29%
                                                            ======


                                                                             Year Ended December 31,
                                              -----------------------------------------------------------------------------------
                                                         1998                        1997                        1996
                                               -------------------------  --------------------------  ---------------------------
                                              Average            Average  Average            Average  Average            Average
                                              Balance Interest Yield/Cost Balance Interest Yield/Cost Balance Interest Yield/Cost
                                              ------- --------  --------- ------- --------  --------- ------- --------  ---------
                                                                              (Dollars in thousands)
     Assets:
      Interest-earning assets:
       One-to-four family mortgage loans      $219,906  $16,481   7.49%  $254,523  $19,085    7.50%  $219,693  $16,971     7.72%
       Consumer and other loans                 39,674    3,652   9.21     36,312    3,500    9.64     33,950    3,176     9.35
       Commercial business loans                17,462    1,550   8.88     14,383    1,354    9.41      3,559      332     9.33
       Multi-family, non-residential and
        construction mortgage loans             45,010    3,861   8.58     22,988    2,016    8.77     10,157      727     7.16
       Warehouse mortgage lines of credit       18,153    1,472   8.11        -        -       -          -        -         -
                                              --------  -------          --------  -------           --------  -------
          Total loans, net                     340,205   27,016   7.94    328,206   25,955    7.91    267,359   21,206     7.93

       Mortgage-backed securities              235,110   13,995   5.96    292,671   21,577    7.37    286,794   19,377     6.76
       Debt and equity securities               41,544    2,910   7.03     30,228    2,066    6.86     63,092    4,115     6.52
       Money market investment                  10,809      596   5.51        140       10    7.14      2,088      113     5.41
       FHLBNY stock                             10,260      744   7.25      8,800      583    6.63      7,224      467     6.46
                                              --------  -------          --------  -------           --------  -------
          Total interest-earning assets        637,928   45,261   7.10%   660,045   50,191    7.61%   626,557   45,278     7.23%
                                                        -------   ----             -------    ----             -------     ----
      Non-interest-earning assets               21,172                     19,477                      17,153
                                              --------                   --------                    --------
          Total assets                        $659,100                   $679,522                    $643,710
                                              ========                   ========                    ========
     Liabilities and shareholders' equity:
      Interest-bearing liabilities:
       Savings accounts                       $148,148    4,090   2.76%  $139,964    4,082    2.92%  $131,368    3,658     2.78%
       NOW accounts                             45,307      663   1.46     48,535    1,166    2.40     45,275    1,285     2.84
       Money market accounts                    41,348    1,207   2.92     44,405    1,382    3.11     44,516    1,365     3.07
       Certificates of deposit                 179,825    9,031   5.02    197,828    9,851    4.98    212,585   10,519     4.95
       Borrowed funds                          148,120    8,232   5.56    159,234    8,903    5.59    124,087    6,829     5.50
                                              --------  -------          --------  -------           --------  -------
          Total interest-bearing liabilities   562,748   23,223   4.13%   589,966   25,384    4.30%   557,831   23,656     4.24%
                                              --------  -------   ----   --------  -------    ----   --------  -------     ----
      Non-interest-bearing liabilities:
       Non-interest-bearing deposits            28,177                     20,033                      13,237
       Other non-interest bearing liabilities    5,681                      5,627                       4,708
                                              --------                   --------                    --------
          Total non-interest-bearing
           liabilities                          33,858                     25,660                      17,945
                                              --------                   --------                    --------
          Total liabilities                    596,606                    615,626                     575,776
     Shareholders' equity                       62,494                     63,896                      67,934
                                              --------                   --------                    --------
          Total liabilities and shareholders'
            equity                            $659,100                   $679,522                    $643,710
                                              ========                   ========                    ========
     Net interest income/net interest rate
      spread                                            $22,038   2.97%            $24,807    3.31%            $21,622     2.99%
                                                        =======   ====             =======    ====             =======     ====

     Net interest margin                                          3.46%                       3.77%                        3.45%
                                                                  ====                        ====                         ====
     Ratio of interest-earning assets to
      interest-bearing liabilities                              113.36%                     111.88%                      112.32%
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

     Table 2:  Rate/Volume Analysis

                                                             Year Ended December 31,
                                        ------------------------------------------------------------------
                                                 1998 vs 1997                         1997 vs 1996
                                      ---------------------------------      ------------------------------

                                          Increase (Decrease)In Net             Increase (Decrease)In Net
                                            Interest Income Due To               Interest Income Due To
                                            ----------------------               ----------------------

                                                         Rate/                                Rate/
                                     Volume     Rate     Volume   Net          Volume   Rate  Volume  Net
                                     ------     ----     ------   ---          ------   ----  ------  ---
                                                             (Dollars in thousands)
     Interest-earning assets:
      One-to-four family mortgage
       loans                         $(2,596)  $   (10)   $  2  $(2,604)      $2,691  $ (498) $ (79) $2,114
      Consumer and other loans           324      (157)    (15)     152          221      96      7     324
      Commercial business loans          290       (77)    (17)     196        1,010       3      9   1,022
      Multi-family, non-residential
       and construction mortgage
       loans                           1,931       (44)    (42)   1,845          918     164    207   1,289
      Warehouse mortgage lines of
       credit                          1,472        -        -    1,472           -        -      -      -
      Mortgage-backed securities      (4,244)   (4,125)    787   (7,582)         397   1,769     34   2,200
      Debt securities                    777        50      17      844       (2,143)    216   (122) (2,049)
      Money market investments           762        (2)   (174)     586         (105)     36    (34)   (103)
      FHLBNY stock                        97        55       9      161          102      12      2     116
                                     --------  -------   -----  -------       ------- ------  -----  ------
          Total                       (1,187)   (4,310)    567   (4,930)       3,091   1,798     24   4,913
                                     --------  -------   -----  -------       ------  ------  -----  ------
     Interest-bearing liabilities:
      Deposits                          (616)     (908)     34   (1,490)        (117)   (231)     2    (346)
      Borrowed funds                    (621)      (53)      3     (671)       1,934     109     31   2,074
                                     --------  -------   -----  -------       ------  ------  -----  ------
          Total                       (1,237)     (961)     37   (2,161)       1,817    (122)    33   1,728
                                     --------  -------   -----  -------       ------  ------  -----  ------
     Net change in net interest
      income                         $   (50)  $(3,349)  $ 530  $(2,769)      $1,274  $1,920  $  (9) $3,185
                                     =======   =======   =====  =======       ======  ======  =====  ======

     Provision for Loan Losses. Provision for loan losses for 1998 increased to $642,000 from $500,000 for 1997. The increase in provision for loan losses in 1998 was determined by management after review of, among other things, the composition and volume of the Company's loan portfolio, the risk inherent in the Company's lending activities, and the economy in the Company's market areas. The increased provision in 1998 reflects both the increased average balance of loans as well as the change in composition of the portfolio toward more commercial loans. Commercial loans generally involve more potential risk than do loans secured by one-to-four family residences. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which may warrant recognition in order to maintain the allowance for loan losses at levels sufficient to cover estimated losses. At December 31, 1998, allowance for loan losses was $3.1 million compared to $2.8 million at December 31, 1997, an increase of $223,000, or 7.9%. Non-performing loans, which consist of non-accrual loans and accruing loans delinquent 90 days or more, decreased slightly to $2,490,000 at December 31, 1998 from $2,503,000 at December 31, 1997. The coverage ratio of allowance for loan losses to non-performing loans and also to net loans at December 31, 1998 was 122.73% and 0.83%, respectively, as compared to 113.18% and 0.85%, respectively, at December 31, 1997.

     Non-interest Income. Non-interest income for 1998 was $2.9 million compared to $1.7 million for 1997. Recurring non-interest income, exclusive of gains on sales of investment securities and the gain on the sale of the Passaic branch, was $2.5 million for 1998, an increase of $0.8 million or 53.8%, over 1997. Core deposit and commercial lending growth, along with increases in the Company's fees schedule during mid-second quarter 1998, were the principal reasons for the increase in recurring non-interest income. Specifically, this rise reflects increased deposit account fees for monthly maintenance on checking and savings products, returned check assessment charges, ATM surcharges for non-customer service usage, increased earned loan fees and charges, and higher annuity sales generated through cross selling efforts in our branch network.

     During 1998, the Company realized a gain on the sale of the Passaic branch of $0.3 million and a gain of $4,000 from the sale of securities compared to a gain of $69,000 from the sale of securities in 1997.

     Non-interest Expense. Non-interest expense totaled $18.5 million for 1998, an increase of $1.4 million, or 8.0%, as compared to $17.1 million for 1997. The current year reflects increases in salaries and benefits costs, professional fees, occupancy, postage, communications and ATM and MAC service costs.

     Salaries and employee benefits expense is the largest component within non-interest expense, and increased $0.8 million, or 8.0%, during 1998 as compared to 1997. Of this amount, salary expense increased $0.4 million and employee benefit expense increased $0.4 million. The increase in salary and benefits expense reflects current year staff additions and annual wage increases, partially offset by the virtual elimination of the 1998 executive incentive plan benefits. During 1998, staffing increased for the newly formed Statewide Mortgage Funding division, expansion of the commercial lending division and for the opening of the North Arlington N.J. branch, partially offset by the sale of the Passaic branch during the second quarter of 1998. Employee benefit expense for 1998 includes an increase of $96,000 related to the Company's Employee Stock Ownership Plan ("ESOP") over the same period of the prior year because of an increase in the market value of the Company's stock for the current period over 1997. ESOP expense is included as compensation based upon the market value of the shares awarded. The increase in employee benefit expense was also caused by an unrealized market loss in the cash surrender value of policies held in conjunction with Company life insurance programs, higher employee recruitment costs, and a proportionate increase in payroll related taxes.

     Occupancy expense, which includes rent, leasehold improvements, furniture, fixtures and equipment ("FF&E") and other occupancy related maintenance, was $2.3 million in 1998, $70,000 more than the expense incurred in 1997. The current year reflects the additional expense of operating system improvements, start-up of Statewide Mortgage Funding, increases in real estate taxes and utilities as well as ongoing facility renovations throughout the Company. In addition, the change in this expense reflects the closing of the Passaic, New Jersey and the opening of the North Arlington, New Jersey branches.

     Professional fees increased $0.2 million, or 41.8%, to $0.8 million for 1998 as compared to $0.6 million in 1997 because of increased legal activity in conjunction with the Company's pursuit of its FIRREA litigation against the Federal government and review of its ESOP and other Company benefit plans, and because of increases in fees paid to other professionals for a study which resulted in a revision to the Company's non-interest income fees schedule.

     Data processing costs increased $0.1 million, or 11.9%, to $0.7 million for 1998 from $0.6 for 1997. The increase resulted from higher transaction activity costs on loan and deposit products, and costs related to expansion and enhancements of the Company's application and network systems.

     The remaining components of non-interest expense increased $0.2 million, or 5.4%, to $4.2 million for 1998 compared to $4.0 million for 1997 principally as a result of the Company's expansion and growth. Advertising and marketing expenses increased $218,000 over 1997 because of the opening of the North Arlington, New Jersey branch, efforts to increase name recognition and specific financial products. Transaction growth resulted in a 1998 expense increase of $122,000 from higher postage, communication and ATM expenses. These expense increases were partially offset by $162,000 from reductions in director benefits, bank correspondent fees and miscellaneous losses as well as lower charges for printing.

     Income Tax Expense. Income tax decreased $1.1 million to $2.2 million for 1998 compared to $3.3 million for 1997. The reduction is principally the result of the tax effect of the $3.2 million reduction in pretax income for 1998 as compared to 1997.


                               FINANCIAL CONDITION

     Total assets increased $42.2 million, or 6.2%, to $717.5 million at December 31, 1998 from total assets of $675.3 million at December 31, 1997. Net loans at December 31, 1998 were $33.9 million more than a year ago as originations of commercial mortgages, commercial business and consumer loans and wholesale mortgage loans to mortgage bankers, more than offset repayments in these portfolios and in the one-to-four family mortgage loan portfolio during 1998. Debt and equity securities at December 31, 1998 were $49.2 million more than the outstanding balance at the prior year end, primarily reflecting the purchase of corporate debt issues partially offset by maturities, calls and sales of federal agency and corporate debt securities during 1998. At December 31, 1998 mortgage-backed securities were $42.0 million lower than the investment at the prior year-end reflecting normal and accelerated principal payments in this portfolio, partially offset by purchases of mortgage-backed securities during the fourth quarter of 1998. Asset growth at December 31, 1998 over the prior year-end was primarily funded through short-term FHLB borrowings and an increase in core deposits, partially offset by a decrease in higher yielding certificates of deposit.

     At December 31, 1998, shareholders' equity was $60.5 million, a decrease of $4.4 million compared to $64.9 million at December 31, 1997. The ratios of shareholders' equity to total assets was 8.43% at December 31, 1998 and 9.61% at December 31, 1997. The current year decrease resulted primarily from the purchase on the open market and retirement of 363,258 shares of common stock for $7.1 million at an average price of $19.53 per share, the payment of four quarterly dividends totaling $1.9 million and a net decrease of $0.4 million (net of taxes) in the market value of the investment portfolio. Partially offsetting these decreases were net income of $3.5 million, a reduction of $1.4 million in the unallocated and unearned ESOP, Employee RRP, and Director RRP shares.


     LENDING ACTIVITIES

     Loan Portfolio Composition. At December 31, 1998, the Company had total loans of $369.2 million compared to $334.6 million at December 31, 1997. Total loans increased $34.6 million, or 10.3%, during 1998 over 1997 as the Company's efforts continue towards the origination of commercial and multi-family mortgages, and commercial business and consumer loans. The largest portion of the portfolio continues to be one-to-four family first mortgage loans which totaled $200.1 million, or 54.2%, of the loan portfolio as compared to 73.0% of the loan portfolio at December 31, 1997. Other loan categories within the portfolio consist of: commercial business and wholesale funding loans of $68.7 million, or 18.6% of the loan portfolio; multi-family and non-residential mortgage loans of $49.1 million, or 13.3% of the loan portfolio; consumer loans primarily comprised of fixed rate second mortgage loans and FHA Title One insured home improvement loans of $40.9 million, or 11.1% of the loan portfolio; and acquisition, and construction loans of $10.4 million, or 2.8% of the loan portfolio.

     The types and amount of loans that the Company may originate or purchase and hold in its portfolio are subject to Federal and state law and regulations. Interest rates charged by the Company on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by the Company's competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the Federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

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

     During 1998, as a result of the continued low interest rate environment and increased rate competition, total one-to-four family first mortgage loans decreased $44.3 million, or 18.1%, to $200.1 million at December 31, 1998 from $244.4 million at December 31, 1997. This decrease reflected normal principal amortization and accelerated prepayments, partially offset by originations of $10.4 million of one-to-four family first mortgage loans. The Company did not emphasize one-to-four family lending during 1998, as the spreads between competitors' rates and the cost of funds with consideration of credit and duration risks, was not a sufficient incentive for new investment. Of the one-to-four family first mortgage loans outstanding at the current year end, 74.9% were ARM loans and 25.1% were fixed rate 15 and 30 year loans. The interest rate adjustment period on ARM loans ranges between 1 and 10 years, and as of December 31, 1998, the weighted average adjustment period approximated 2.3 years. The Company may offer ARM loans on which the interest rate for an initial period may be less than the fully indexed rate, although to be eligible, the Company requires that the borrower qualify for the maximum payment possible after the initial interest rate adjustment. ARM and fixed rate mortgages are originated for a term of up to 30 years. The Company generally charges origination fees of up to 1.0% on one-to-four family residential mortgage loans.

     Generally, ARM loans pose credit risks different from the risks in fixed rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates.

     The Company's commercial and multi-family real estate loan portfolio is secured primarily by apartment buildings, mixed-use buildings, small office buildings, strip shopping centers, and warehouses. Commercial and multi-family real estate loans generally have terms that do not exceed 15 years and have a variety of rate adjustment features and other terms. The loans are usually made in amounts up to 75% of the appraised value of the property securing the loan. Adjustable rate commercial and multi-family real estate loans provide for a margin over either the U.S. Treasury security adjusted to a constant maturity of three or five years, with periodic adjustments after three or five years, or the Prime Rate as reported in the Wall Street Journal, or to a lesser extent, the Company also offers commercial and multi-family real estate loans with a margin over short-term U.S. Treasury securities, LIBOR or tied to other published indices. In underwriting these loans, the Company analyzes the current financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company generally requires personal guarantees of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers approved by the Company's Board of Directors. Updated financial statements are generally obtained, reviewed and analyzed annually to assure the strength of the borrower.

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

     Consumer Loans. The Company offers second mortgages secured by owner-occupied residences wherein the property may not be encumbered by other than a first mortgage loan. These loans are generally subject to a 75% combined loan-to-value limitation, including any other outstanding mortgage or lien on the property. As of December 31, 1998, second mortgage loans amounted to $17.9 million, or 4.9%, of total loans, a decrease of $0.2 million, or 1.0%, from December 31, 1997.

     The Company also originates and purchases FHA Title 1 improvement loans. It originates these loans both on a direct basis and through a network of improvement contractors/dealers who are approved by the Company under FHA guidelines. The Company purchases FHA Title 1 improvement loans from FHA approved lenders who have originated the loans in accordance with the Company's lending criteria and within FHA underwriting guidelines. These guidelines provide for more liberal equity and debt to income ratios than for non-FHA improvement loans. In the event of default, the FHA insures 90% of the principal balance plus accrued interest. The interest rates are normally higher than the interest rates for one-to-four family mortgage loans due to the more liberal underwriting standards. FHA Title 1 improvement loans amounted to $14.4 million, or 3.9%, of total loans at December 31, 1998.

     Remaining other loans are home equity lines of credit, other home improvement loans, secured and unsecured personal loans, and automobile loans. As of December 31, 1998, these loans amounted to $8.5 million, or 2.3%, of total loans, an increase of $3.3 million, or 63.1%, from December 31, 1997.

     Warehouse Mortgage Lines of Credit. During 1998, the Company started its Statewide Mortgage Funding division which originates revolving lines of credit to small and medium-sized mortgage banking companies at interest rates approximating prime. The lines are drawn upon by these companies to fund the origination of mortgages, primarily one-to-four family loans, where the amount of the draw is generally no higher than 97% of the loan which, in turn, is no higher than 80% of the appraised value of the property. The loans are repaid upon completion of the sale of the mortgage loan to third parties which usually occurs within 90 days. During the period that the loans are outstanding, the Company maintains possession of the original mortgage. The customers of Statewide Mortgage Funding are primarily located in New Jersey and surrounding states. However, the Company is seeking to expand this business line and may expand into other geographic regions. This is the fastest growing segment of the Company's loan portfolio, but these loans are short duration and made to a customer base who have approximately 50% of their business from mortgage refinancing. In the event of rising interest rates, the Company expects that utilization of these lines of credit, made through Statewide Mortgage Funding, would be substantially reduced and replaced only to the extent of strength in the general housing markets.

     Commercial Business Loans. During 1998, the Company continued with its strategy of focusing its efforts on the origination of commercial business loans. These loans are secured by business assets other than real estate such as equipment, inventory, machinery, accounts receivable, and vehicles, and are usually guaranteed by principals of the business. Commercial business loans are in amounts which range from $50,000 to $2,500,000 at interest rates which are indexed to the prime rate, and for durations which coincide with the nature of the collateral, but not beyond ten years. The Company's target market is enterprises with annual sales between $1 million and $25 million. Commercial business loans present a higher level of risk than do loans secured by one-to-four family residences. The Company underwrites these loans by analyzing the current financial condition of the borrower including current and expected cash flows and historical and projected financial performance. The Company also analyzes the value of the collateral available as security, and the borrower's credit history. The Company seeks to maintain an active relationship with its commercial business borrowers in order to service their banking needs, and to keep current with their financial and operational condition.

     Commercial Lending. At December 31, 1998, the Company's total loan portfolio included $49.1 million, or 13.3%, of commercial and multi-family mortgage loans and $68.7 million, or 18.6%, of commercial business loans, including loans made through Statewide Mortgage Funding. The combined total of $117.8 million at December 31, 1998 compares to $47.5 million of like loans at December 31, 1997. Commercial business loans totaled $21.0 million, an increase of $4.9 million, or 30.6%, over the prior year-end and wholesale loans to mortgage bankers totaled $47.8 million with no balance outstanding at year-end 1997. In addition, at December 31, 1998, $10.4 million, or 2.8%, of the Company's total loan portfolio consisted of construction loans, an increase of $6.1 million as compared to $4.3 million at December 31, 1997. The growth in these product lines was the result of management's strategy to develop higher yielding, variable rate based, non-residential loans. Additionally, the growth in Statewide Mortgage Funding was the result of management's strategy to find a secure, short duration investment alternative to accommodate increased cash flows from mortgage refinancing. Statewide Mortgage Funding allows the Company to place its cash flows into higher-yielding loans in the industry that is the driver for the accelerated prepayments. Management's strategy is that when prepayments slow, and consequently mortgage bankers' demand for wholesale funding slows, there will be opportunities for higher yields and spreads through other commercial lending and consumer lending as well as through investment in securities. These strategies help to diversify the Company's loan offerings and portfolio mix, and facilitate interest rate risk management.

     The following table sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated:

     Table 3:  Composition of Loan Portfolio

                                                   At December 31,                             At March 31,
                           ---------------------------------------------------------------     ------------
                                1998              1997            1996             1995            1995
                           ---------------   --------------- ---------------   ------------     ---------

                                    Percent         Percent           Percent        Percent          Percent
                                      of               of               of              of               of
                            Amount   Total   Amount  Total   Amount    Total  Amount  Total   Amount   Total
                            ------   -----   ------  -----   ------    -----  ------  -----   ------   -----
                                                (Dollars in thousands)
                                                                                                      <C<

     First mortgage loans:
      One-to-four family  $200,145   54.2%  $244,364  73.0% $265,748  81.2% $157,686   79.0%  $137,317  79.0%
      Multi-family          21,679    5.9     12,190   3.6     7,725   2.4     4,742    2.4      3,978   2.3
      Non-residential       27,392    7.4     19,219   5.8     9,304   2.9     4,055    2.0      1,987   1.1
      Construction          10,354    2.8      4,325   1.3       404   0.1     3,707    1.9      4,217   2.4
      Land                     -       -         -      -        -      -         40     -       1,017   0.6
                          --------   ----   -------- -----  -------- -----  --------   -----  -------- -----
       Total first
        mortgage loans     259,570   70.3    280,098  83.7   283,181  86.6   170,230    85.3   148,516  85.4
                          --------  -----   -------- -----  -------- -----  --------   -----  -------- -----

     Consumer loans:
      Second mortgage       17,937    4.9     18,110   5.4    17,295   5.3    13,938     7.0    12,493   7.2
      FHA insured home
       improvement          14,447    3.9     15,115   4.5    13,613   4.2    12,527     6.3    10,611   6.1
      Unsecured consumer     1,533    0.4      1,896   0.6     1,829   0.6     1,088     0.6       489   0.3
      Home equity lines
       of credit             3,737    1.0      1,485   0.4     1,147   0.4     1,263     0.6     1,344   0.8
      Automobile loans         664    0.2        596   0.2       413   0.1        87     -          -     -
      Home improvement       2,415    0.7      1,051   0.3       154    -          6     -          -     -
      Other                    171     -         197   0.1       256    -        422     0.2       397   0.2
                          --------  -----   -------- -----  -------- -----  --------   -----  -------- -----
       Total consumer
        loans               40,904   11.1     38,450  11.5    34,707  10.6    29,331    14.7    25,334  14.6
                          --------  -----   -------- -----  -------- -----  --------   -----  -------- -----
     Warehouse mortgage
      lines of credit       47,752   12.9        -      -        -      -       -        -        -       -
     Commercial business    20,985    5.7     16,066   4.8     9,210   2.8      -        -        -       -
                          --------  -----   -------- -----  --------  ----  --------   -----  -------- -----
     Total loans           369,211  100.0%   334,614 100.0%  327,098 100.0%  199,561  100.0%   173,850 100.0%
                                    =====            =====           =====            =====            =====
      Less (plus):
       Unearned discounts/
       (premiums) and
       deferred loan fees,
       net                    (303)             (728)            (985)           547               893
       Allowance for loan
        losses               3,056             2,833            2,613          3,241             3,048
                          --------          --------         --------       --------          --------
        Total loans, net  $366,458          $332,509         $325,470       $195,773          $169,909
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

     Lending policies are reviewed and approved annually by the Board of Directors of the Company. Credit approval limits have been established for each of the Company's loan officers. However, the Company's Loan Committee approves all credit extensions exceeding $500,000. It is the Company's policy for loans secured by real estate that an appraisal be obtained to ensure adequate value of the secured property and that title insurance be obtained on all first mortgage loans. The Company has engaged an independent consulting firm which specializes in loan reviews to provide independent reports to the Company's Board of Directors quarterly. In addition, loan officers monitor the Company's loans outstanding to identify potentially deteriorating loan situations which are then reported to the Asset Review Committee. This process allows management to implement a strategy to address potential credit concerns on a timely basis. The Company's internal audit department reviews loan documentation and collateral as part of its regular audit procedures.


     Delinquent Loans and Foreclosed Assets

     Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard", "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weakness inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the Bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that have exhibited some potential weakness that, if not corrected, could increase the level of risk in the future.

     At December 31, 1998, the Company had loans categorized as special mention of $3.1 million, which consisted of $1.9 million in commercial business loans, $1.0 million in commercial mortgage loans, and $0.2 million in first and second mortgage loans. Substandard assets totaled $2.8 million and consisted of $0.5 million in real estate owned ("REO"), $0.7 million in commercial loans, and $1.6 million in first and second mortgage loans. In addition, at that date, the Company had doubtful loans of $0.4 million consisting of first and second mortgage loans and $38,000 of loans classified as loss which are fully reserved.

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

     Table 4 below sets forth information regarding the Company's non-performing assets. At December 31, 1998, the Company had no restructured loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 15 and SFAS No. 114 issued by the Financial Accounting Standards Board ("FASB"):


     Table 4: Non-performing Assets

                                               At December 31,            At
                                                                       March 31,
                                           ------------------------    --------

                                           1998    1997  1996    1995    1995
                                           ----    ----  ----    ----    ----
                                                 (Dollars in thousands)

     Mortgage loans delinquent 90
       days more and still accruing     $  236  $  255  $  404 $  647   $  558
     Non-accrual delinquent
       mortgage loans                    1,477   1,767   1,884  1,472    1,802
     Non-accrual construction loans         -       -       -   3,273    3,954
     Non-accrual commercial loans           96      38      -      -        -
     Other non-performing loans
       delinquent 90 days or more          681     443     450    229      259
                                        ------  ------  ------ ------   ------
        Total non-performing loans       2,490   2,503   2,738  5,621    6,573
     Total REO                             523     440     563    652      825
                                        ------  ------  ------ ------   ------
        Total non-performing
          assets                        $3,013  $2,943  $3,301 $6,273   $7,398
                                        ======  ======  ====== ======   ======
     Non-performing loans to total
       net loans                          0.68%   0.75%   0.84%  2.87%    3.87%
                                          ====    ====    ====   ====     ====
     Non-performing assets to
       total net loans and REO            0.82%   0.88%   1.01%  3.19%    4.33%
                                          ====    ====    ====   ====     ====
     Non-performing loans to total
       assets                             0.35%   0.37%   0.43%  1.01%    1.38%
                                          ====    ====    ====   ====     ====
     Non-performing assets to total
       assets                             0.42%   0.44%   0.52%  1.12%    1.56%
                                          ====    ====    ====   ====     ====
     Allowance for loan losses to
       non-performing loans             122.73% 113.18%  95.43% 57.66%   46.37%
                                        ======  ======   =====  =====    =====
     Allowance for loan losses to
       total net loans                    0.83%   0.85%   0.80%  1.66%    1.79%
                                          ====    ====    ====   ====     ====

     In addition to the loans included in the risk elements table above, the Company has at December 31, 1998, 23 loans delinquent between 31 days and 90 days totaling $230,000. These loans also have been considered in the analysis of the adequacy of the allowance for loan losses.

     For the years ended December 31, 1998, 1997, and 1996, the amounts of interest income that would have been recorded on non-accrual loans, had they been current, approximated $0.1 million, $0.1 million, and $0.2 million, respectively. Also, for the years ended December 31, 1998, 1997, and 1996, the amount of interest income on non-accruing loans that was included in income approximated $41,000, $80,000, and $75,000, respectively.

     The Company's REO before allowance for losses on REO, was $629,000 at December 31, 1998 as compared to $638,000 at December 31, 1997. During 1998, $642,000 of new REO was acquired which was offset by the sale of $651,000 in existing REO properties. The sales of REO reflects the continued efforts by the Company to dispose of REO outstanding in a timely manner.

     Allowance for Loan Losses

     The allowance for loan losses is established through charges (provisions for loan losses) to earnings. Loan losses are charged against the allowance for loan losses when management believes that the recovery of principal is unlikely. If, as a result of loans charged off or increases in the size or risk characteristics of the loan portfolio, management considers the allowance to be below the level necessary to absorb future loan losses on existing loans, an additional provision for loan losses is made to increase the allowance for loan losses to the level considered necessary to absorb probable losses on existing loans that may become uncollectible. Management considers such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and economic conditions that may affect the borrowers' ability to pay and the realization of collateral in determining the adequacy of the allowance.

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


     INVESTMENT ACTIVITIES

     The Company's earning assets, other than loans receivable, are its mortgage-backed securities, debt and equity securities, and Federal funds sold. Mortgage-backed securities, including collateralized mortgage obligations ("CMO's"), are issued, insured or guaranteed by the GNMA, FNMA or FHLMC, or are investment grade private issues. Debt and equity securities primarily consist of high grade corporate debt investment and U.S. Government and agency securities. At December 31, 1998, investments increased $7.3 million, or 2.3%, to $326.7 million compared to $319.4 million at December 31, 1997. During 1998, debt securities increased $49.2 million, or 257.8%, primarily from the purchase $77.0 million of corporate debt, including certain investment grade trust preferred securities of other financial institutions, offset by maturities, calls and sales of $24.9 million of federal agency debt and $3.2 million of corporate debt during the period. Offsetting the net increase in debt securities were reductions of mortgage-backed securities of $42.0 million, or 14.5%, resulting from $114.7 million of principal amortization and accelerated prepayments due to the continued low interest rate environment, partially offset by purchases of $77.0 million late in the fourth quarter of 1998.

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

     Current regulatory and accounting guidelines regarding investment portfolio policy require securities to be classified as "held to maturity", "available for sale" or "trading." At December 31, 1998, 1997 and 1996, all of the Company's securities were classified as available for sale. Decisions to purchase or sell these securities are made within the framework of the Company's investment policy and are based on economic conditions including changes in interest rates, liquidity, and asset liability management strategies.

     The following table sets forth the composition of the Company's investment in debt and equity securities and FHLBNY stock at the dates indicated:

     Table 5:  Debt and Equity Securities

                                            At December 31,
                              --------------------------------------------
                                  1998            1997           1996
                             --------------   -------------  -------------
                                    Percent          Percent         Percent
                                       of               of             of
                             Amount  Total   Amount   Total  Amount   Total
                             ------  -----   ------   -----  ------   -----
                                         (Dollars in thousands)
     Debt and equity
       securities:
      U.S. Government and
       agency securities    $17,573   22.3%  $14,819  50.5% $40,103    83.5%
      Trust preferred
       securities            38,556   49.0       -      -       -        -
      Corporate debt         11,908   15.2     4,065  13.8      -        -
      Equity securities         275    0.4       209   0.7      140     0.3
                            -------  -----   ------- -----  -------    ----
     Sub-total               68,312   86.9    19,093  65.0   40,243    83.8
     FHLBNY stock            10,315   13.1    10,260  35.0    7,768    16.2
                            -------  -----   ------- -----  -------    ----
     Total debt and equity
      securities and FHLBNY
      stock                 $78,627  100.0%  $29,353 100.0% $48,011   100.0%
                            =======  =====   ======= =====  =======   =====

     The following table sets forth the composition of the Company's mortgage-backed securities portfolio in dollar amounts and in percentages of its total portfolio at the dates indicated:


     Table 6:  Mortgage-backed Securities

                                              At December 31,
                             --------------------------------------------------
                                  1998             1997              1996
                             --------------   --------------   ----------------
                                     Percent           Percent          Percent
                                        of               of               of
                              Amount  Total   Amount    Total   Amount   Total
                              ------  -----   ------    -----   ------   -----
                                            (Dollars in thousands)
     Mortgage-backed
     securities:
       GNMA                   $74,294   30.5%$ 88,692    31.5%  $ 77,717   33.0%
       FHLMC                   64,954   26.7  109,206    38.7     92,262   39.1
       FNMA                    47,472   19.5   84,111    29.8     65,706   27.9
       Private label pass-
        through certificates   10,013    4.1      -        -         -       -
       Private label CMO's     46,604   19.2      -        -         -       -
                              -------  ----- --------   -----   --------  -----
     Total mortgage-
      backed securities       243,337  100.0% 282,009   100.0%   235,685  100.0%
                                       =====            =====             =====
     Unamortized
      premiums, net             4,698           8,035              5,289
                             --------        --------           --------
     Mortgage-backed
      securities, net        $248,035        $290,044           $240,974
                             ========        ========           ========

     DEPOSITS

     Deposit accounts have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company does not actively solicit brokered deposits. In addition to deposits, the Company's sources of funds are primarily borrowings from the FHLBNY, loan and investment security repayments and cash flow generated from operations, including interest payments on loans and investment securities and fees. See "Liquidity and Capital Resources."

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company presently offers passbook accounts, demand deposit accounts, NOW accounts, money market accounts, fixed interest rate certificates of deposit with varying maturities and individual retirement accounts ("IRA's"). The Company emphasizes retention of its core deposits, as management believes that these deposits are a much more stable source of funds and are less sensitive to changes in the market level of interest rates. However, depending on its funding needs, interest rate risk management and other considerations, the Company may from time to time emphasize the origination of certificates of deposit. At December 31, 1998 and 1997, the percentage of core deposits to total deposits was 61.4% and 58.3%, respectively.

     At December 31, 1998, deposits were $443.7 million compared to $443.9 million at December 31, 1997, a decrease of $0.2 million. During 1998, the Company's strategy was, and continues to be, to not match the competitions' most aggressive interest rates unless the Company believes that key relationships with deposit holders who have other deposit and/or loan relationships are in jeopardy. As a result, higher costing certificates of deposit, through controlled runoff, decreased $14.1 million from $185.2 million at December 31, 1997 to $171.1 million at December 31, 1998. During the second quarter of 1998, the Company transferred the lease and sold the deposits of the Company's Passaic, New Jersey branch. Despite the branch sale, through the Company's continuing cross selling efforts, marketing strategy and development of new customer relationships, core deposits grew $14.0 million, to $272.6 million at December 31, 1998 from $258.6 million at December 31, 1997. Within core deposits, growth in savings accounts of $14.5 million coupled with a $5.9 million increase in non-interest bearing demand and NOW accounts was partially offset by a decrease in money market deposits of $6.4 million.

     During calendar year 1999, $147.1 million of the Company's certificates of deposit will be maturing. Certificates of deposit currently carry interest rates ranging from 2.00% to 7.07% and a weighted average interest rate of 4.85%. As of December 31, 1998, the Company's current interest rates offered, for certificates with similar maturities, were between 2.90% and 4.50%. Management does not believe that the maturity of these time deposits will have a material impact on the Company's liquidity.


                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and repay maturing borrowed funds in a cost effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At December 31, 1998, the Company had total liquid assets (consisting of cash and amounts due from banks, Federal funds sold, debt, equity and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities), which represented 5.2% of total assets and 8.3% of total deposits at December 31, 1998. At December 31, 1998, the Company had additional borrowing capacity to meet any funding needs of $7.5 million under a line of credit with the FHLBNY, expiring November 2, 1999. In addition, the Company has approximately $119.8 million in unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximate $200.0 million in loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At December 31, 1998, capital resources were sufficient to meet outstanding loan commitments of $59.6 million, commitments on unused lines of credit of $48.2 million and commercial letters of credit of $2.9 million. An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's $272.6 million of its core deposits are a dependable source of funds due to long-term customer relationships. Certificates of deposit which are scheduled to mature in one year or less from December 31, 1998 totaled $147.1 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operations will be materially affected by a failure to renew these deposits. However, the Company's experience indicate that a significant portion of such deposits should remain with the Company.

     In addition to $10.7 million of funds provided from 1998 operating activities, the Company's current year principal funding needs were primarily provided by net increases on advances from the FHLBNY of $46.4 million, net proceeds received on mortgage-backed securities of $37.7 million and a net increase in deposits of $6.3 million. During 1998, cash provided was principally used for investing and financing activities. Purchases of debt securities, net of repayments and sales, totaled $48.9 million and origination and purchase of loans exceeded principal collections by $35.5 million. In addition, funds used for financing activities included the purchase and retirement of the Company's common stock, payment for the transfer of deposits from the sale of the Passaic branch, and for 1998 dividend payments.

     During the year ended December 31, 1997, the Company's principal funding needs were primarily provided by net increases on advances from the FHLBNY of $53.1 million and net proceeds received on debt securities of $21.4 million. During 1997, cash provided was principally used for investing and financing activities. Purchases of mortgage-backed securities, net of repayments and sales, totaled $49.1 million and origination and purchase of loans exceeded principal collections by $8.0 million. In addition, funds used for financing activities included decreases in deposits, principally to liquidate high costing certificates of deposit, purchase and retirement of the Company's common stock, and for 1997 dividend payments.

     Liquidity management is an important function and component of managements strategy. It allows the Company to support asset growth while satisfying the borrowing need and deposit withdrawal requirements of customers. As interest rates increase or decrease based on the economic environment, management determines the Company's anticipated funding requirements and the best source and duration of funding available. Interest rate market conditions determine the duration and level of borrowed funds the Company will use to leverage its excess capital. Purchases of debt securities throughout 1998 and mortgage-backed securities during the fourth quarter of 1998 continued as the Company sought to further balance and replace accelerated prepaying mortgage-backed securities during 1998 with higher yielding debt securities and intermediate term mortgage-backed securities. These purchases, along with loan growth during 1998, were funded with borrowings from the FHLBNY and prepayments of mortgage-backed securities. During the latter part of 1998, the Company increased its short-term borrowings as leveraging again became a viable growth strategy as the Company's borrowing rates declined with the decrease in the Federal Funds target rate. Borrowed funds at December 31, 1998 were $206.7 million, an increase of $46.4 million, or 28.9%, compared to $160.3 million for 1997. Of the outstanding borrowed funds at December 31, 1998, $60.3 million matures within 30 days, $0.4 million matures within 90 days, and the remaining $146.0 million have final maturity dates ranging from July 2000 to September 2002. All have earlier call options at the lender's discretion. Borrowings of $86.0 million, with interest rates ranging from 5.43% to 5.54%, are callable quarterly through maturity, and borrowed funds of $60.0 million, with interest rates of 5.52%, are first callable in November 1999 and quarterly thereafter.


     RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


     General. Net income for the for the year ended December 31, 1997 ("1997") was $5.6 million, or $1.30 per share, assuming dilution, as compared to $4.9 million, or $1.05 per share, assuming dilution, for the year ended December 31, 1996 ("1996"). Earnings during 1996 were affected by a one-time industry-wide assessment on thrift institutions to recapitalize the SAIF. The impact of this charge has been added back to the prior year results in order to normalize these comparisons. Inclusive of the one time SAIF assessment, the Company reported net income of $3.2 million, or $0.68 per share, assuming dilution, for the year ended 1996. Basic earnings per share were $1.34 for 1997 as compared to $1.05 for 1996 as adjusted, or $0.68 for 1996 inclusive of the SAIF assessment. Net income and earnings per share, assuming dilution, for 1997 increased 14.7% and 23.8%, respectively as compared to 1996. This increase is primarily the result of increased net interest income from the growth in average loans and investments at higher yields offset by an increase in borrowing costs due to increased average borrowing levels. Partially offsetting this net interest income growth was lower non-interest income and increased non-interest expense. In addition, the Company s average weighted shares outstanding during 1997 declined to 4,310,000 as compared to 4,662,000 during 1996, reflecting the Company's stock repurchase programs.

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

     Average borrowed funds during 1997 increased $35.1 million, or 28.3%, to $159.2 million as compared to $124.1 million for 1996. The increase in the average balance of borrowed funds reflects the Company's continued strategy to leverage its excess capital, and this growth funded the increase in commercial mortgage and business loans, consumer loans, and mortgage backed securities. In addition these funds were also used in part to support the repurchase of the Company's common stock and in part to liquidate certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rates. The cost of borrowed funds increased 9 basis points to 5.59% for 1997 from 5.50% for 1996. The increase in rates reflected the Company's decision to migrate a greater portion of its short-term borrowed funds into longer-term instruments which lessens the impact of changes in short-term borrowing rates. Of the outstanding borrowed funds at December 31, 1997, $14.2 million mature overnight and the balance has final maturity dates ranging from July 2000 to September 2002. All have earlier call options at the lender's discretion. Borrowings of $86.0 million with interest rates ranging from 5.43% to 5.54% are first callable in 1998, and borrowings of $60.0 million with interest rates of 5.52% are first callable in November 1999.

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

     During 1997, the Company realized a gain of $0.1 million from the sale of securities compared to a loss of $1.1 million for 1996. Proceeds from the sale of securities during 1997 approximated $42.6 million and were primarily used to repay short-term borrowings. Proceeds from the 1996 sales approximated $110.8 million and were used in conjunction with additional borrowings and deposits, to fund loan growth and for redeployment into higher-yielding securities.

     Non-interest Expense. Non-interest expense totaled $17.1 million for 1997, an increase of $1.3 million, or 8.4%, as compared to $15.8 million for 1996, exclusive of the one-time SAIF assessment. Inclusive of the one-time SAIF assessment, total non-interest expense decreased $1.3 million, or 7.2%, from $18.4 million for 1996 to $17.1 million for 1997.

     Salaries and employee benefits expenses for 1997 increased $1.1 million, or 12.9%, compared to the prior year. Of this amount, salary expense increased $0.3 million and employee benefit expenses increased $0.8 million. Salary expense increased primarily as a result of two new branches opened during 1996, whose operations are fully reflected in the current year, and staffing costs for commercial and institutional loan officers and support hired during 1996. There is limited expense for these items in the prior year. In addition, the current year also includes normal wage and salary increases. Employee benefit expense for 1997 includes an increase of $221,000 related to the Company's Employee Stock Ownership Plan ("ESOP") program over the same period of the prior year due to increases in the market value of the Company's stock for the current year period. ESOP expense is included as compensation based on the market value of the shares awarded. The current year also includes increased expense of $457,000 for the Recognition and Retention Plan for Executive Officers and Employees ("Employee RRP"). Such plans was in effect for the full year of 1997 versus one-half year in 1996.

     Occupancy costs which include leasehold improvements, furniture, fixtures and equipment ("FF&E"), rent and other occupancy related maintenance costs increased $0.2 million, or 6.4%, to $2.3 million for 1997 as compared to $2.1 million for 1996. The current year increase primarily resulted from higher leasehold and FF&E depreciation related to the facilities refurbishment initiative started during 1996 along with the installation of a new operating system which was installed during the latter part of 1996. Partially offsetting this increase were lower rent costs which resulted from a branch closing and lease buy out during 1996, and lower utility and maintenance costs incurred during 1997.

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

     Income Tax Expense. Income tax increased $2.5 million to $3.3 million for 1997 compared to $0.8 million for 1996. Income tax expense for 1997 reflects the tax effect of the pretax income recognized in 1997. Income taxes for 1996 reflect the tax effect of the pretax income recognized for 1996, partially offset by a reversal of a $702,000 tax liability previously established, which expired during 1996.


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

     The table below sets forth the assumed change to the Company's estimated net portfolio value at December 31, 1998, based upon an immediate and sustained interest rate change from the interest rate yield curve at December 31, 1998 of plus 100 and 200 basis points and minus 100 and 200 basis points.

     1998                                           Change
     ----                                       ----------------
                                      Amount    Amount   Percent
                                      ------    ------   -------
                                       (Dollars in thousands)
     Change in rates:
     +200 basis points                $50,808  $(21,042)  (29)%
     +100 basis points                $62,090  $ (9,760)  (14)%
     Estimated Net Portfolio Value
      at December 31, 1998:           $71,850  $    -       - %
     -100 basis points                $82,150  $ 10,300    14 %
     -200 basis points                $94,362  $ 22,512    31 %


     The table below sets forth the estimated change to the Company's estimate of its net interest income based upon the December 31, 1998 balance sheet, assuming an interest rate change from the December 31, 1998 interest rate yield curve of plus 200 basis points and minus 200 basis points. Such rate shift is assumed to occur linearly over the first twelve months, and to be stable at the new levels over the second twelve months.

     1998                             Percent Change
     ----                      ---------------------------
                                 Year 1   Year 2    Total
                                 ------   ------    -----
     Change in rates:
     +200 basis points            1.27%     6.20 %   3.72 %
     -200 basis points            0.02%    (6.10)%  (3.02)%


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

     The Company has implemented a Year 2000 compliance plan and the execution of this plan is currently on target. The objective of this plan is to ensure that the Company will be Year 2000 ready prior to the turn of the century. To monitor and execute the Company's Year 2000 plan, the Company formed a Year 2000 Steering Committee and a Year 2000 Action Committee. The Year 2000 Steering Committee consists of senior executive officers of the Bank who review the progress of the plan and approve the course of action taken by the Year 2000 Action Committee. The Year 2000 Action Committee consists of department heads from various operating areas of the Company. This action committee performs the necessary steps needed to assure the Company is Year 2000 ready.

     As recommended by the Federal Financial Institutions Examination Council ("FFIEC")guide, the Year 2000 compliance plan includes the following phases: awareness, assessment, renovation, validation (testing), and implementation. Completing these phases will enable the Company to assess the risks and effects of the Year 2000 issues, develop a strategic plan and a systematic approach guide, perform adequate testing, and implement corrective action necessary to be adequately assured that the Company's processing and information systems are Year 2000 ready. As of December 31, 1998, the Company has substantially completed the awareness, assessment and renovation phases of the Year 2000 compliance plan. The Company is currently in the testing phase.

     The Company's deposit and loan account application systems are processed off site by a third party vendor. Based upon interface with these deposit and loan application systems, the Company internally generates deposit and loan transactions, and processes its general ledger and several other systems on its resident hardware. The Company has confirmed that this vendor has developed a Year 2000 action plan, that certain of its application modules are currently Year 2000 ready, and that it is currently testing its remaining systems and remedying as necessary. In addition, the Company and the vendor are jointly testing the Company's applications which are processed or affected by the vendor. This testing phase is on target for completion in April 1999, and the implementation phase is targeted for completion by the end of the second quarter 1999. The vendor also expects to have all of its systems tested, remedied and Year 2000 ready by the end of the second quarter 1999. In the event that the vendor does not meet acceptable target dates, the Company will proceed with its contingency plan to convert to the vendor's client server-based system, which is currently Year 2000 ready.

     The Company is in the implementation phase for its hardware and other software. Its ATM software upgrades will be installed by May 1999. This software has been certified as Year 2000 ready. The Company's wide area network and hardware along with its facilities, HVAC, alarm systems and elevators are all Year 2000 ready.

     The Company has initiated formal communication with all of its vendors to determine the extent to which the Company is vulnerable to third parties' failure to become Year 2000 ready. Replies received indicate that vital vendors, including power and telephone companies, are in various "in process" stages of the Year 2000 compliance issue. Continued contact and follow up will be maintained.

     The Company has analyzed and segregated its loan portfolio into two categories for Year 2000 ready issues: loans collateralized by real estate and loans not collateralized by real estate, in order to determine and minimize the potential impact of its borrower's failure to become Year 2000 ready. The underlying value of the real estate on the loans secured by real estate minimizes the risk related to Year 2000 readiness. Of the remaining loans, which are not secured by real estate, the Company has identified and initiated formal communication with borrowers to determine who may experience a disruption in their business, because of a failure to become Year 2000 ready. Replies received indicate that the majority of these borrowers are in various "in process" stages of the Year 2000 compliance issue and are expected to be Year 2000 ready. A minimal number of borrowers have been identified as having additional credit risk as a direct result of the Year 2000 issue. Those risks have been estimated and incorporated in the analysis of the adequacy of the loan loss allowance. Assessment of Year 2000 readiness is part of the underwriting process for all new loan customers and renewals of existing loans. Continued contact and follow up will be maintained. However, there can be no guarantee that the systems of external third party venders, of which the Company relies, will become Year 2000 ready, or that the failure of the Bank's loan customers to become Year 2000 ready would not have a material adverse effect on the Company.

     Currently, management believes that the cost incurred to become Year 2000 ready, both with regard to the Company's internal and outsourced data processing operations, will not be material. The costs identified directly with the Year 2000 contingency plan are not expected to exceed $75,000. These costs are being funded through operating cash flows and expensed as incurred. To date, costs totaling $18,000 have been incurred. A significant amount of the Company's hardware has been purchased since July 1996, and is Year 2000 ready. However, costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 ready.


                        RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 131 "Disclosure About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements, and requires those enterprises to report selected financial information about operating segments in interim financial reports to shareholders. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Based upon the current operations of the Company and established reporting mechanisms, the Company does not have separate reportable operating segments and therefore, the adoption of SFAS No. 131 did not have an impact on the Company's financial disclosure.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 supersedes the disclosure requirements in SFAS Nos. 80, 105 and 119. This statement is effective for periods ending after June 15, 1999. The adoption of SFAS No. 133 is not expected to have an impact on the financial position or results of operations of the Company.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This statement amends SFAS No. 65 Accounting for Certain Mortgage Banking Activities , to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement is effective for periods beginning after December 15, 1998. The adoption of this statement is not expected to have a material impact on the financial position or results of operations of the Company.


                       UNAUDITED QUARTERLY FINANCIAL DATA

     Table 8 presents selected quarterly consolidated financial data:

     Table 8:  Selected Consolidated Financial Quarterly Data (Unaudited)

                          Dec. 31, Sept. 30, June 30, March 31,  Dec. 31,  Sept. 30,  June 30, March 31,
                            1998      1998     1998      1998      1997      1997       1997      1997
                            ----      ----     ----      ----      ----      ----       ----      ----
                                        (Dollars in thousands, except per share amounts)

     Interest Income      $11,783  $9,738    $11,773    $11,967  $12,445   $12,569    $12,690   $12,487
     Net interest income    6,141   3,928      5,907      6,062    6,177     6,122      6,255     6,253
     Provision for loan
      losses                  171     171        150        150      125       125        125       125
     Income (loss) before
      taxes                 2,100    (386)     1,965      2,082    2,241     2,225      2,243     2,211
     Net income (loss)      1,353    (341)     1,214      1,304    1,430     1,382      1,391     1,384
     Earnings (loss) per
      common share:
     Basic                   0.36   (0.09)      0.30       0.32     0.36      0.33       0.33      0.32
     Assuming dilution       0.35   (0.09)      0.29       0.31     0.34      0.32       0.32      0.31

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 7 - "Management Discussion and Analysis - Market Risk"


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Company as of December 31, 1998 and 1997, and for the years ended December 31, 1998 and 1997 and 1996, and the auditors' report thereon, are included herewith as indicated on "Index to Financial Statements and Schedule" on page F-1.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.


                                    PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Information concerning directors and executive officers is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.


     ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning executive compensation is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference. It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.


     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included in the definitive Proxy Statement for the Company's Annual Meeting of Shareholders, which is incorporated herein by reference.
     It is expected that such Proxy Statement will be filed with the SEC no later than April 30, 1999.


     ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM

               8-K

     (a) (1) Consolidated financial statements of the Company as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, and the auditors' report thereon, are included herewith as indicated on "Index to Consolidated Financial Statements" in Item 8.

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
               3(i)         Certificate of Incorporation of the Company*

               3(ii)        Bylaws of the Company*

               10.1 Second amended and restated Employment Agreement by and among Statewide Financial Corp., Statewide Savings Bank and Victor M. Richel*

               10.2         Statewide Savings Bank, S.L.A. Employee Stock
                            Ownership Plan*


               10.3 Statewide Financial Corp. 1996 Amended and Restated Incentive Stock Option Plan**

               10.4 Statewide Financial Corp. 1996 Amended and Restated Incentive Stock Option Plan for Outside Directors**

               10.5 Statewide Financial Corp. Amended and Restated Recognition and Retention Plan for Executive Officers and Employees**

               10.6 Statewide Financial Corp. Amended and Restated Recognition and Retention Plan for Outside Directors**

               21           Subsidiaries of the Registrant

               23           Consent of KPMG LLP

               27           Financial Data Schedule


               * Incorporated by reference from Exhibits 3.1, 3.2, 10.1 and 10.2 of the Registrant's Registration Statement on Form S-1. 33-93380.

               ** Incorporated by reference from Exhibits A through D of the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.


     (b)  Reports on Form 8-K.

     The Registrant has filed the following reports on Form 8-K during the quarter ended December 31, 1998.

               Date                             Item Reported
               ----                             -------------
               November 5, 1998   Item 5 - Reporting on the Registrant's
                                  quarterly earnings and stock repurchase
                                  program

               November 19, 1998  Item 5 - Reporting the Registrant's
                                  quarterly dividend.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Independent Auditors' Report of KPMG LLP

     Consolidated Financial Statements:
          Consolidated Statements of Financial Condition
               December 31, 1998 and 1997
          Consolidated Statements of Income
               Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Shareholders' Equity
               Years Ended December 31, 1998, 1997 and 1996
          Consolidated Statements of Cash Flows
               Years Ended December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements
               December 31, 1998, 1997 and 1996


                          INDEPENDENT AUDITORS' REPORT


     To the Board of Directors of
     Statewide Financial Corp.


     We have audited the consolidated financial statements of Statewide Financial Corp. and subsidiary as of December 31, 1998 and 1997 and for the each of the years ended in the three-year period ended December 31, 1998, as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Statewide Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



     KPMG LLP

     Short Hills, New Jersey
     January 26, 1999



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                       December 31,
                                                   -------------------
                                                      1998     1997
                                                      ----     ----
                                                (Dollars in thousands)
     ASSETS

     Cash and amounts due from depository
      institutions                                 $  7,090  $  6,767
     Mortgage-backed securities available for sale  248,035   290,044
     Debt and equity securities available for sale   68,312    19,093
     Loans receivable, net                          366,458   332,509
     Accrued interest receivable, net                 4,759     3,969
     Real estate owned, net                             523       440
     Premises and equipment, net                      6,547     6,064
     FHLBNY stock, at cost                           10,315    10,260
     Excess of cost over fair value of net assets
      acquired                                           70       106
     Other assets                                     5,408     6,064
                                                   --------  --------
               Total assets                        $717,517  $675,316
                                                   ========  ========
     LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
      Deposits                                     $443,705  $443,878
      Borrowed funds:
       Securities sold under agreements to
        repurchase                                  181,381   146,150
       FHLBNY advances                               25,300    14,150
                                                   --------  --------
          Total borrowed funds                      206,681   160,300

      Advance payments by borrowers for taxes
       and insurance                                  1,611     1,749
      Accounts payable and other liabilities          5,021     4,482
                                                   --------  --------
          Total liabilities                         657,018   610,409
                                                   --------  --------
     Shareholders' Equity
      Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                      -         -
      Common stock, no par value, 12,000,000
       shares authorized; 4,155,509 shares issued
       and 4,151,963 shares outstanding at
       December 31, 1998, and 4,518,767 shares
       issued and 4,509,531 shares outstanding at
       December 31, 1997                                -         -
      Paid in capital                                32,904    39,533
      Unallocated ESOP shares                        (2,856)   (3,280)
      Unearned Recognition and Retention Plan
       shares                                        (1,282)   (1,755)
      Retained earnings - substantially restricted   31,190    29,580
      Treasury stock, 3,546 and 9,236 shares at
       December 31, 1998 and 1997                       (44)     (119)
      Accumulated other comprehensive income:
       Net unrealized gain on securities available
        for sale, net of income tax                     587       948
                                                   --------  --------
          Total shareholders' equity                 60,499    64,907
                                                   --------  --------
     Commitments and contingencies                      -         -
                                                   --------  --------
          Total liabilities and shareholders'
             equity                                $717,517  $675,316
                                                   ========  ========

     See accompanying notes to consolidated financial statements.



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                              Year Ended December 31,
                                              -----------------------
                                               1998     1997    1996
                                               ----     ----    ----
                                               (Dollars in thousands,
                                             except per share amounts)
     INTEREST INCOME:
      Interest and fees on loans             $27,016  $25,955 $21,206
      Interest on mortgage-backed securities  13,995   21,577  19,377
      Interest and dividends on debt and
       equity securities                       3,506    2,076   4,228
      Dividends on FHLBNY stock                  744      583     467
                                             -------  ------- -------
          Total interest and dividend income  45,261   50,191  45,278
                                             -------  ------- -------
     INTEREST EXPENSE:
      Deposits                                14,991   16,481  16,827
      Borrowed funds                           8,232    8,903   6,829
                                             -------  ------- -------
          Total interest expense              23,223   25,384  23,656
                                             -------  ------- -------
     NET INTEREST INCOME                      22,038   24,807  21,622
      Provision for loan losses                  642      500     500
                                             -------  ------- -------
     NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                             21,396   24,307  21,122
     NON-INTEREST INCOME:
      Mortgage banking fees                       54       -       -
      Service charges                          1,326      879     771
      Loan and other fees                        912      617     465
      Net gain (loss) on sales of securities       4       69  (1,093)
      Other                                      556      160   1,146
                                             -------  ------- -------
          Total non-interest income            2,852    1,725   1,289
                                             -------  -------   -----
     NON-INTEREST EXPENSE:
      Salaries and employee benefits          10,373    9,605   8,511
      Occupancy, net                           2,348    2,278   2,140
      Federal deposit insurance premiums         268      287   1,011
      SAIF assessment                             -        -    2,651
      Professional fees                          842      594     645
      Insurance premiums                         178      180     273
      Data processing fees                       695      621     390
      Foreclosed real estate expense, net         85       71     105
      Other                                    3,698    3,476   2,717
                                             -------  ------- -------
          Total non-interest expenses         18,487   17,112  18,443
                                             -------  ------- -------
          Income before income taxes           5,761    8,920   3,968
     Income taxes                              2,231    3,333     796
                                             -------  ------- -------
          Net income                         $ 3,530  $ 5,587 $ 3,172
                                             =======  ======= =======

     Earnings per common share:
       Basic                                   $0.90    $1.34  $ 0.68
       Assuming dilution                       $0.86    $1.30  $ 0.68
     Weighted average number of shares
     (in thousands):
       Basic                                   3,937    4,165   4,648
       Assuming dilution                       4,099    4,310   4,662

     See accompanying notes to consolidated financial statements.



                                                         STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                    Total   Paid in   Retained  Treasury    Un-       Unearned         Comprehensive
                                   Share-   Capital   Earnings    Stock  allocated   Recognition          Income
                                  holders'           (substan-             ESOP    and Retention   --------------------
                                   Equity              tially             Shares        Plan      Accumulated   Current
                                                    restricted)                        Shares        Other       Period
                                   -------  -------  ----------   -----   ------       ------        ------    | ------
                                                                  (Dollars in thousands)
                                                                                                               |
                                                                                                               |
     Balance at December 31, 1995 $72,315   $50,770    $23,537    $  -     $(4,232)        $  -       $2,240   |
                                                                                                      ------   |
      Comprehensive Income:                                                                                    |
       Net income for the year      3,172      -         3,172       -         -              -           -    |$ 3,172
       Other comprehensive                                                                                     |
         income, net of tax:                                                                                   |
        Holding losses on                                                                                      |
         securities available-                                                                                 |
         for-sale, net of income                                                                               |
         tax of $1,463             (2,604)      -          -        -          -              -       (2,604)  |    -
        Less: reclassification                                                                                 |
         adjustment for losses                                                                                 |
         realized in net income,                                                                               |
         net of tax of $393            700      -          -        -          -              -          700   |    -
                                                                                                      ------   |
       Change in net unrealized                                                                                |
        gain on securities                                                                                     |
        available-for-sale, net                                                                                |
        of income tax of $1,070        -        -          -        -          -              -       (1,904)  | (1,904)
                                                                                                      ------   |-------
      Comprehensive income             -        -          -        -          -              -          -     |$ 1,268
                                                                                                               |=======
      Acquisition of 211,600                                                                                   |
       shares of common stock      (2,618)     -           -     (2,618)       -              -          -     |
      Award of 176,869 shares of                                                                               |
       common stock under                                                                                      |
       Recognition and Retention                                                                               |
       Plans                          -        (133)       -      2,188        -           (2,055)       -     |
      Amortization of Recognition                                                                              |
       and Retention Plan awards      183      -           -         -         -              183        -     |
      Allocation of ESOP shares       675       146        -         -         529             -         -     |
      Purchase and Retirement of                                                                               |
       323,488 shares of common                                                                                |
       stock                       (3,976)   (3,976)       -         -         -              -          -     |
      Dividends declared on                                                                                    |
       common stock                  (912)     -          (912)      -         -              -          -     |
                                   ------   -------    -------     ----    -------        -------     ------   |
     Balance at December 31, 1996  66,935    46,807     25,797     (430)    (3,703)        (1,872)       336   |
                                                                                                      ------   |
      Comprehensive Income:                                                                                    |
       Net income for the year      5,587       -        5,587       -         -              -           -    |$ 5,587
       Other comprehensive                                                                                     |
         income, net of tax:                                                                                   |
        Holding gains on                                                                                       |
         securities available-                                                                                 |
         for-sale, net of income                                                                               |
         tax of $368                  656       -          -        -          -              -          656   |    -
        Less: reclassification                                                                                 |
         adjustment for gains                                                                                  |
         realized in net income,                                                                               |
         net of tax of $25            (44)      -          -        -          -              -          (44)  |    -
                                                                                                      ------   |
       Change in net unrealized                                                                                |
        gain on securities                                                                                     |
        available-for-sale, net                                                                                |
        of income tax of $343         -         -          -        -          -              -          612   |    612
                                                                                                      ------   |-------
      Comprehensive income            -         -          -        -          -              -          -     |$ 6,199
                                                                                                               |=======
      Award of 33,592 shares and                                                                               |
       forfeiture of 8,464 shares                                                                              |
       of common stock under                                                                                   |
       Recognition and Retention                                                                               |
       Plans                          -          67        -        311        -             (378)       -     |
      Amortization of Recognition                                                                              |
       and Retention Plan awards      586        91        -         -         -              495        -     |
      Allocation of ESOP shares       771       348        -         -         423            -          -     |
      Purchase and retirement of                                                                               |
       427,497 shares of common                                                                                |
       stock                       (7,780)   (7,780)       -         -         -              -          -     |
      Dividends declared on                                                                                    |
       common stock                (1,804)      -       (1,804)      -         -              -          -     |
                                  -------   -------    -------     ----    -------        -------     ------   |
     Balance at December 31, 1997  64,907    39,533     29,580     (119)    (3,280)        (1,755)       948   |
      Comprehensive income:                                                                                    |
       Net income for the year      3,530       -        3,530       -         -              -           -    |$ 3,530
       Other comprehensive                                                                                     |
         income, net of tax:                                                                                   |
        Holding losses on                                                                                      |
         securities available-                                                                                 |
         for-sale, net of income                                                                               |
         tax of $202                 (358)      -          -        -          -              -         (358)  |    -
        Less: reclassification                                                                                 |
         adjustment for gains                                                                                  |
         realized in net income,                                                                               |
         net of tax of $1              (3)      -          -        -          -              -           (3)  |    -
                                                                                                       ------  |
       Change in net unrealized                                                                                |
        gain on securities                                                                                     |
        available-for-sale, net                                                                                |
        of income tax of $203         -         -          -        -          -              -         (361)  |   (361)
                                                                                                               |-------
      Comprehensive income            -         -          -        -          -              -          -     |$ 3,169
                                                                                                               |=======
      Award of 2,000 shares and                                                                                |
       forfeiture of 2,000 shares                                                                              |
       of common stock under                                                                                   |
       Recognition and Retention                                                                               |
       Plans                          -           8        -         -         -              (8)         -    |
      Amortization of Recognition                                                                              |
       and Retention Plan awards      502        21        -         -         -              481         -    |
      Allocation of ESOP shares       868       439        -          5        424            -           -    |
      Purchase and retirement of                                                                               |
       363,258 shares of common                                                                                |
       stock                       (7,096)   (7,096)       -         -         -              -           -    |
      Dividends declared on                                                                                    |
       common stock                (1,920)      -       (1,920)      -         -              -           -    |
      5,690 shares of common                                                                                   |
       stock issued through                                                                                    |
       exercise of stock options       69        (1)       -         70        -              -           -    |
                                  -------   -------    -------     ----    -------        -------     ------   |
     Balance at December 31, 1998 $60,499   $32,904    $31,190     $(44)   $(2,856)       $(1,282)    $  587   |
                                  =======   =======    =======     ====    =======        =======     ======


     See accompanying notes to consolidated financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Year Ended December 31,
                                             --------------------------
                                              1998      1997      1996
                                              ----      ----      ----
                                               (Dollars in thousands)

     Cash flows from operating activities:
      Net income                             $ 3,530  $ 5,587  $  3,172
      Adjustments to reconcile net income
       to net cash provided by operating
       activities:
      Provision for loan losses                  642      500       500
      Provision for losses on foreclosed
       real estate                                85       35        34
      Depreciation and amortization            1,155    1,024       785
      Net amortization of deferred premiums
       and unearned discounts                  3,748    1,045     1,928
      Net (gain) loss on sales of
       securities                                 (4)     (69)    1,093
      Amortization of RRP awards and
       allocation of ESOP shares               1,349    1,266       858
      Net (gain) loss on sale of real
       estate owned                              (90)     (12)       10
      Net gain on sale of deposits              (301)       -        -
      Gain on sale of premises and
       equipment                                 (10)       -        -
      Changes in assets and liabilities:
        (Increase) decrease in accrued
          interest receivable                   (790)     327       114
        Increase in accrued interest
          payable                                 17      265       256
        Decrease (increase) in other assets      860   (2,697)   (2,591)
        Increase in accounts payable and
          other liabilities                      543    1,310       834
                                             -------  -------   -------
               Net cash provided by
                operating activities          10,734    8,581     6,993
                                             -------  -------   -------
     Cash flows from investing activities:
      Net disbursements from lending
        activities                           (34,357)  (4,859)  (14,900)
      Proceeds from the sale of loans             95        -        -
      Purchase of loans                       (1,224)  (3,181) (115,694)
      Proceeds from mortgage-backed
       securities principal repayments       114,659   56,484    54,119
      Proceeds from the sale of mortgage-
       backed securities                         -     42,558    90,657
      Purchase of mortgage-backed
       securities                            (77,004)(148,157) (130,385)
      Proceeds from debt securities
       principal repayments                   24,941   31,000    18,000
      Proceeds from sale of debt securities    3,150      -      20,704
      Purchase of debt and equity
       securities                            (77,013)  (9,602)      -
      Purchase of FHLBNY stock                   (55)  (2,492)   (4,141)

      Proceeds from collection and sale
       of real estate owned                      565      376       369
      Proceeds from the sale of premises
       and equipment                             221       -         -
      Purchases and improvement of
       premises and equipment                 (1,813)    (761)   (2,185)
                                             -------  -------   -------
               Net cash used in investing
               activities                    (47,835) (38,634)  (83,456)
                                             -------  -------   -------
     Cash flows from financing activities:
      Net increase (decrease)in deposits       6,336  (13,178)   19,035
      Payment for sale of deposits            (6,208)      -         -
      Repayment of borrowings                (58,350)(773,100) (745,240)
      Proceeds from borrowings               104,731  826,200   807,737
      (Decrease) increase in advance
       payments by borrowers for taxes
       and insurance                            (138)    (104)      820
      Cash dividends paid                     (1,920)  (1,804)     (912)
      Proceeds from issuance of common
       stock                                      69      -         -
      Purchase of common stock                (7,096)  (7,780)   (6,594)
                                             -------  -------   -------
               Net cash provided by
                financing activities          37,424   30,234    74,846
                                             -------  -------   -------
               Net increase (decrease) in
                cash and cash equivalents        323      181    (1,617)
     Cash and cash equivalents at
      beginning of period                      6,767    6,586     8,203
                                             -------  -------   -------
     Cash and cash equivalents at end of
      period                                 $ 7,090  $ 6,767   $ 6,586
                                             =======  =======   =======
     Supplemental disclosures of cash flow
     information:
      Cash paid during the year for:
       Income taxes                          $ 1,569  $ 2,850   $ 1,776
                                             =======  =======   =======

       Interest                              $23,177  $25,226   $23,400
                                             =======  =======   =======
     Non-cash investing and financing
     activities:
       Transfer from loans receivable to
        real estate owned, net               $   643  $   275   $   324
                                             =======  =======   =======
       Change in unrealized (loss) gain on
        securities available for sale, net
        of income tax                        $  (361) $   612   $(1,904)
                                             =======  =======   =======


     See accompanying notes to consolidated financial statements.



                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

     (a)  Principles of Consolidation and Basis of Presentation
          -----------------------------------------------------
     As more fully described in Note 2, Statewide Savings Bank, S.L.A. (the "Bank") converted from a mutual to capital stock form of ownership on September 29, 1995 and 100% of its outstanding common stock shares were acquired by Statewide Financial Corp., (the "Company") formed for that purpose.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and its wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at December 31, 1998. The Bank operates sixteen banking offices in Hudson, Union and Bergen counties; and through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the OTS and the FDIC.

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

     (c)  Debt, Equity and Mortgage-backed Securities
          -------------------------------------------
     The Company classifies its investment securities and mortgage-backed securities at time of purchase among three categories: held to maturity, trading, and available for sale based upon management's intent and the Company's ability to hold such securities.

     Currently, the Company classifies all of its debt, equity and mortgage-backed securities as available for sale. These securities are reported at fair value with unrealized gains and losses reported, net of income tax, as a separate component of shareholders' equity. Premiums and discounts are recognized over the lives of the securities using the level-yield method, as adjusted for prepayments for mortgage-backed securities. Realized gains and losses are determined using the specific identification method.

     (d)  Loans, Fees, Premiums and Discounts
          -----------------------------------
     Interest is not accrued on FHA insured home improvement loans where interest or principal is 120 days or more past due and on all other loans where interest or principal is 90 days or more past due, unless the loans, including impaired loans, are well secured and in the process of collection. Once the loans reach non-accrual status or are considered impaired, accrued but unpaid interest is reversed and charged against current income and interest income is subsequently recognized only to the extent that payments are received and any remaining principal balance is deemed fully collectible. Interest on loans that have been restructured, under certain circumstances, is accrued according to the renegotiated terms.

     Non-refundable loan origination fees, net of certain direct loan origination costs, are deferred. Net deferred fees, premiums and discounts on loans purchased are amortized as an adjustment of the yield over the estimate life of the loan using the level-yield method.

     A loan is considered to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based upon the present value of expected future cash flows, discounted at the loan's effective interest rate or the fair value of the underlying collateral, if the loan is collateral dependent.
     Conforming residential mortgage, consumer and all other loans less than $100,000 are excluded from the definition of impaired loans as they are characterized as smaller balance, homogeneous loans and are collectively evaluated. Impairment losses are included in the allowance for loan losses through provisions charged to operations.

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

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area or due to the deterioration of the financial conditions of the Company's borrowers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

     (i)  Earnings Per Share
          --------------------
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Earnings per share, assuming dilution, starts with the calculation of basic earnings per share and adds to it the dilutive effect of common stock equivalents. Such equivalents are the number of shares which would be issued assuming exercise of in-the-money options, and vesting of restricted awards, net of shares which could be purchased in the open market with proceeds from the assumed exercise of such options and from tax benefits and the future amortization associated with vesting of restricted awards.

     (j)  Comprehensive Income
          --------------------
     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS No. 130, comprehensive income includes net income and other comprehensive income. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. Compensation income is reported in the consolidated statements of shareholders' equity for all periods presented.

     (k)  Stock Based Compensation
          ------------------------
     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company provides within Footnote 14- "Stock Plans", pro forma earnings and earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.


     2.   LIQUIDATION ACCOUNT
          -------------------
     In connection with the Bank's conversion from the mutual to stock form and its acquisition by the Company, the Company was required to establish a liquidation account in an amount equal to the Bank's capital as of June 30, 1995. The liquidation account will be reduced to the extent that eligible account holders reduce their qualifying deposits. In the unlikely event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account. The Bank is not permitted to declare or pay dividends on its capital stock, or repurchase any of its outstanding stock, if the effect thereof would cause its shareholders' equity to be reduced below the amount required for the liquidation account or applicable regulatory capital requirements.
     The balance of the liquidation account at December 31, 1998 and 1997 was approximately $3.9 million and $5.3 million, respectively.


     3.   DEBT AND EQUITY SECURITIES AVAILABLE FOR SALE
          ---------------------------------------------
     The amortized cost and estimated market values of debt and equity securities available for sale at December 31, 1998 and 1997 are as follows:

                                                            1998
                                         ------------------------------------------
                                                      Gross      Gross    Estimated
                                         Amortized  Unrealized Unrealized   Market
     (Dollars in thousands)                Cost       Gains      Losses     Value
                                           ----       -----      ------     -----
     U.S. Treasury securities and
      obligations of U.S. Government
      corporations and agencies maturing:
        Within one year                    $ 1,999  $    7        $ -      $ 2,006
        After one year but within five
         years                              15,500      67          -       15,567
     Trust preferred securities maturing:
        After ten years                     38,483     783         710      38,556
     Corporate debt maturing:
        After one but within five years      8,779      -           18       8,761
        After five years but within ten
         years                               3,103      44          -        3,147
                                           -------  ------         ---     -------
     Debt securities available for sale     67,864     901         728      68,037
     Equity securities available for sale       37     238          -          275
                                           -------  ------         ---     -------
     Debt and equity securities available
      for sale                             $67,901  $1,139        $728     $68,312
                                           =======  ======        ====     =======

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
                                           =======    ====       =====     =======

     Sales of debt securities during the year ended December 31, 1998 resulted in proceeds of $3.2 million and a gross realized gain of $4,000. There were no sales of debt or equity securities during the year ended December 31, 1997. Sales of debt and equity securities during the year ended December 31, 1996 resulted in proceeds of $20.7 million and gross realized losses of $251,000.

     4.   MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE
          ---------------------------------------------
     The amortized cost and estimated market values of mortgage-backed securities available for sale at December 31, 1998 and 1997 are as follows:

                                                           1998
                                         -----------------------------------------
                                                      Gross     Gross    Estimated
                                         Amortized Unrealized Unrealized   Market
     (Dollars in thousands)                Cost       Gains     Losses     Value
                                         --------   --------   --------   --------
     GNMA guaranteed pass-through
      certificates (net of deferred
      premiums of $2,053)                $76,474      $143        $270   $ 76,347
     FHLMC pass-through certificates
      (net of deferred premiums of
      $1,433)                             65,933       554         100     66,387
     FNMA pass-through certificates
      (net of deferred premiums of
      $1,212)                             48,478       238          32     48,684
     Private label pass-through
      certificates                        10,000        13          -      10,013
     Private label collateralized
      mortgage obligations (CMO's)        46,664         -          40     46,604

                                        --------      ----        ----   --------
     Mortgage-backed securities
      available for sale                $247,529      $948        $442   $248,035
                                        ========      ====        ====   ========




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
                                        ========     ======       ====   ========


     Mortgage-backed securities were pledged to secure FHLBNY advances and securities sold under agreement to repurchase at December 31, 1998 and 1997. The estimated market value of securities so pledged at December 31, 1998 and 1997 were $210.9 million and $255.3 million respectively. Mortgage-backed securities are also pledged to secure public deposits. The estimated market value of securities pledged for public deposits at December 31, 1998 and 1997 were $129,457 and $186,000, respectively.

     There were no sales of mortgage-backed securities during the year ended December 31, 1998. Sales of mortgage-backed securities during the year ended December 31, 1997 resulted in proceeds of $42.6 million, gross realized gains of $207,000, and gross realized losses of $138,000. Sales of mortgage-backed securities during the year ended December 31, 1996 resulted in proceeds of $90.7 million and gross realized losses of $842,000.

     The contractual maturities of mortgage-backed securities generally exceed five years. However, the effective lives are expected to be shorter due to prepayments of the underlying mortgages.

     5.   LOANS RECEIVABLE, NET
          ---------------------
     A summary of loans receivable, net at December 31, 1998 and 1997 is as follows:

                                           December 31,
                                      -----------------------
     (Dollars in thousands)              1998         1997
                                         ----         ----
     First mortgage loans:
      One-to-four family               $200,145    $244,364
      Multi-family                       21,679      12,190
      Non-residential                    27,392      19,219
      Construction                       10,354       4,325
                                       --------    --------
                                        259,570     280,098
     Consumer loans:
      Second mortgage                    17,937      18,110
      FHA insured home improvement       14,447      15,115
      Unsecured consumer                  1,533       1,896
      Home equity line of credit          3,737       1,485
      Home improvement                    2,415       1,051
      Automobile                            664         596
      Other                                 171         197
                                       --------    --------
                                         40,904      38,450
                                       --------    --------
     Warehouse mortgage lines of
      credit                             47,752          -
     Commercial business                 20,985      16,066
                                       --------    --------
          Total loans                   369,211     334,614
     Less (plus):
      Deferred loan fees                    754         594
      Deferred (premiums), unearned
       discounts, net                    (1,057)     (1,322)
      Allowance for loan losses           3,056       2,833
                                       --------    --------
                                          2,753       2,105
                                       --------    --------
          Loans receivable, net        $366,458    $332,509
                                       ========    ========

     At December 31, 1998 and 1997, the Company serviced loans for others, including loan participations to others, amounting to $10.0 million and $4.8 million, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

     At December 31, 1998 and 1997, loans in arrears three months or more or in the process of foreclosure are as follows:

                                                   December 31,
                                                ------------------
     (Dollars in thousands)                       1998      1997
                                                  ----      ----
     Conventional first mortgage loans
      (non-accrual)                              $1,477    $1,767
     FHA insured and VA guaranteed (accruing)       297       291
     Commercial loans (non-accrual)                  96        38
     Consumer loans (non-accrual)                   620       407
                                                 ------    ------
                                                 $2,490    $2,503
                                                 ======    ======
     Percent of net loans outstanding              0.68%     0.75%
                                                   ====      ====

     The amount of interest income on non-accrual loans which would have been recorded for the years ended December 31, 1998, 1997 and 1996 had these loans continued to pay interest in accordance with their original terms, or since the date of origination if outstanding for only part of the period, was approximately $0.1 million, $0.1 million and $0.2 million, respectively. In addition, during the years ended December 31, 1998, 1997 and 1996 the amounts of interest income on non-accruing loans that was included in interest income totaled $41,000, $80,000 and $75,000, respectively.

     An analysis of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                           December 31,
                                       ---------------------
     (Dollars in thousands)             1998    1997   1996
                                        ----    ----   ----

     Balance at beginning of period   $2,833  $2,613  $3,241
     Provision charged to operations     642     500     500
     Charge-offs                        (454)   (297) (1,140)
     Recoveries                           35      17      12
                                      ------  ------  ------
     Balance at end of period         $3,056  $2,833  $2,613
                                      ======  ======  ======

     At December 31, 1998, 1997 and 1996, no loans were designated as impaired. The average balance of impaired loans for the years ended December 31, 1998, 1997 and 1996 were $0, $0 and $2,781,000, respectively.

     A substantial portion of the Company's loans are secured by real estate in the New Jersey market area. Accordingly, as with most financial institutions in the area, the ultimate collectibility of a portion of the Company's loan portfolio is susceptible to change in market conditions.

     6.   ACCRUED INTEREST RECEIVABLE, NET
          --------------------------------
     A summary of accrued interest receivable at December 31, 1998 and 1997 is as follows:

                                       December 31,
                                     -----------------
     (Dollars in thousands)            1998     1997
                                       ----     ----

     Loans                           $2,137   $1,901
     Mortgage-backed securities       1,288    1,908
     Debt securities                  1,334      160
                                     ------   ------
                                     $4,759   $3,969
                                     ======   ======

     7.   PREMISES AND EQUIPMENT, NET
          ---------------------------
     A summary of premises and equipment at December 31, 1998 and 1997 is as follows:

                                            December 31,
                                          ----------------
     (Dollars in thousands)                1998      1997
                                           ----      ----

     Land                                $ 1,056   $ 1,056
     Buildings                             5,614     5,157
     Leasehold improvements                  998       974
     Furniture, fixtures and equipment     7,880     6,971
                                         -------   -------
          Total                          $15,548   $14,158
                                         -------   -------
     Less accumulated depreciation         9,001     8,094
                                         -------   -------
                                         $ 6,547   $ 6,064
                                         =======   =======

     Depreciation and amortization expense included in occupancy and other expense in the consolidated statements of income amounted to $1,119,000, $993,000, and $708,000 for the years ended December 31,
     1998, 1997, 1996, respectively.

     8.   REAL ESTATE OWNED, NET
          ----------------------
     Real estate owned, net at December 31, 1998 and 1997 is summarized as follows:

                                            December 31,
                                          ----------------
     (Dollars in thousands)                 1998   1997
                                            ----   ----
     Acquired by foreclosure or deed in
      lieu of foreclosure                  $629     $638
     Less allowance for losses on real
      estate owned                          106      198
                                           ----     ----
                                           $523     $440
                                           ====     ====

     An analysis of the allowance for losses on real estate owned for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                              December 31,
                                         -----------------------
     (Dollars in thousands)               1998    1997    1996
                                          ----    ----    ----
     Balance at beginning of period       $198    $178   $223
     Provision charged to operations        85      35     34
     Charge-offs                          (177)    (15)   (79)
                                          ----    ----   ----
     Balance at end of period             $106    $198   $178
                                          ====    ====   ====

     Results of real estate operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                              December 31,
                                         ---------------------
     (Dollars in thousands)                1998    1997   1996
                                           ----    ----   ----
     Acquired by foreclosure or deed in
      lieu of foreclosure:
       Net (gain) loss on sales of real
        estate                             (90)   $(12)  $ 10
       Holding costs                        90      48     61
       Provision charged to operations      85      35     34
                                           ---     ---   ----
     Foreclosed real estate expense, net   $85    $ 71   $105
                                          ====    ====   ====

     9.   DEPOSITS
          --------
     The weighted average cost of funds on deposit at December 31, 1998 and 1997 was 3.12% and 3.47%, respectively. A summary of deposits by type of account is as follows:

                                          December 31,
                              -----------------------------------
                                     1998              1997
                               ----------------  ----------------
                                       Weighted         Weighted
                                        Average          Average
                                       Interest         Interest
     (Dollars in thousands)    Amount    Rate    Amount   Rate
                               ------    ----    ------   ----
     Savings accounts         $156,872   2.46%  $142,399   2.91%
     Money market accounts      37,811   2.73     44,239   3.00
     Non-interest bearing
      deposits                  33,153    -       24,440     -
     NOW accounts               44,764   1.29     47,564   1.52
                              --------          --------
          Core deposits        272,600   2.03    258,642   2.36

     Certificates of deposit
      maturing:
       One year or less        147,083   4.85    156,791   4.98
       One to three years       21,508   4.81     24,773   5.49
       Three to five years       1,862   5.35      3,120   5.36
       Five years and
        thereafter                 652   5.91        552   6.12
                              --------          --------
          Total certificates   171,105   4.85%   185,236   5.04%
                              --------          --------
               Total deposits $443,705          $443,878
                              ========          ========

     Interest rates on certificate of deposit accounts ranged from 2.00% to 7.07% and 2.50% to 7.07% at December 31, 1998, and 1997, respectively. At December 31, 1998, the Company had approximately $23.4 million of certificates of deposit of $100,000 or more.

     Interest expense on deposits for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                                 December 31,
                                          --------------------------
     (Dollars in thousands)                 1998     1997     1996
                                            ----     ----     ----
     Savings and club accounts             $ 4,090 $ 4,082  $ 3,658
     NOW and money market accounts           1,870   2,548    2,650
     Certificates of deposit                 9,031   9,851   10,519
                                           ------- -------  -------
                                           $14,991 $16,481  $16,827
                                           ======= =======  =======

     10.  BORROWED FUNDS
          --------------

     The following table sets forth certain information as to securities sold under agreements to repurchase for the years ended December 31, 1998, 1997 and 1996.


                                                 December 31,
                                         ----------------------------
     (Dollars in thousands)               1998      1997       1996
                                          ----      ----       ----

     Maximum balance                   $181,381  $187,000   $163,047
     Average balance                    146,356  $146,245   $108,434
     Weighted average interest rate        5.56%     5.59%      5.50%

     At December 31, 1998, securities sold under agreements to repurchase with the FHLBNY consisted of FHLB bonds and mortgage pass-through certificates with an amortized cost and market value of $180.1 million and $180.6 million, respectively. The securities sold are carried as assets, and the funds received are shown as funds borrowed under security repurchase agreements. All securities used as collateral for repurchase agreements are held at, and are under the control of, the FHLBNY.

     The scheduled maturities of securities sold under agreements to repurchase are summarized as follows:

                                       December 31,
                                       ------------
     (Dollars in thousands)            1998      1997
                                       ----      ----
     Maturity:
       Maturing within 90 days        $35,381 $    150
       Maturing within 1-2 years       28,000      -
       Maturing within 2-3 years       60,000   28,000
       Maturing within 3-4 years       58,000   60,000
       Maturing within 4-5 years          -     58,000
                                     -------- --------
                                     $181,381 $146,150
                                     ========  =======

     Borrowed funds with final maturities greater than 1 year consist of $86.0 million which are currently callable quarterly and $60.0 million which are first callable in November 1999 by the FHLBNY.

     At December 31, 1998, the Company had a line of credit with the FHLBNY of $32.8 million which expires on November 2, 1999. At December 31, 1998, the Company had outstanding an overnight advance of $25.3 million against this line at an interest rate of 5.125%. At December 31, 1997, the Company's FHLBNY credit line was $33.7 million against which it then had an outstanding overnight advance of $14.2 million at an interest rate of 6.63%.

     Advances from the FHLBNY are collateralized by pledged mortgage-backed securities and debt securities. The estimated market value of securities so pledged at December 31, 1998 and 1997 was $30.3 million and $56.6 million, respectively.

     The following table sets forth the maximum month-end balance and average balance of FHLBNY advances for the periods indicated:


                                     Years Ended December 31,
                                     ------------------------
     (Dollars in thousands)           1998     1997     1996
                                     -----     ----     ----

     Maximum balance                $25,300  $28,800  $26,300
     Average balance                  1,764  $12,990  $15,639
     Weighted average interest rate    5.03%    5.64%    5.52%


     11.  INCOME TAXES
          ------------

     Income tax expense for the years ended December 31, 1998, 1997 and 1996 is made up of the following components:

                                         December 31,
                                  -------------------------
     (Dollars in thousands)         1998     1997     1996
                                    ----     ----     ----
     Current tax expense:
          Federal                 $2,313   $3,428    $1,672
          State                      193      302       204
                                  ------   ------    ------
                                   2,506    3,730     1,876
     Deferred tax expense:
          Federal                   (252)    (364)     (990)
          State                      (23)     (33)      (90)
                                  ------   ------    ------
                                    (275)    (397)   (1,080)
                                  ------   ------    ------
                                  $2,231   $3,333    $  796
                                  ======   ======     ======

     A reconciliation between the effective income tax expense and the amount calculated by multiplying the applicable statutory Federal income tax rate of 34% for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                             December 31,
                                        ---------------------
                                         1998     1997   1996
                                         ----     ----   ----
     Computed "expected" Federal tax
      expense                             34.0%   34.0%  34.0%
     State income tax, net of Federal
      tax benefit                          2.0     2.0    2.0
     Tax benefit from closed tax years      -       -   (17.7)
     Other                                 2.7     1.4    1.7
                                          ----    ----   ----
                                          38.7%   37.4%  20.0%
                                          ====    ====   ====


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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                  December 31,
                                                 --------------
     (Dollars in thousands)                       1998    1997
                                                  ----    ----
     From operations:
       Deferred tax assets:
          Non-accrual loan interest             $  -     $   59
          Allowance for loan losses              1,013      964
          Deferred loan fees                       145      200
          Purchase accounting discount on
           mortgage loans                           25       38
          Employee benefit plans                   781      624
          Other                                    172       46
                                                ------   ------
            Total gross deferred tax assets      2,136    1,931
       Deferred tax liabilities:
          Accelerated depreciation                  70       70
          Amortization of discounts on
           purchases of securities                  11       30
          Other                                      1       11
          Additions to post 1987 tax reserve       123      164
                                                ------   ------
            Total gross deferred tax
               liabilities                         205      275
                                                ------   ------
            Net deferred tax asset from
               operations                        1,931    1,656
     Shareholders' equity - unrealized gains
      on securities available for sale            (330)    (533)
                                                ------   ------
            Total net deferred tax asset        $1,601   $1,123
                                                ======   ======

     The Company believes, based upon current information, that it is more likely than not there will be sufficient taxable income in future periods to realize the net deferred tax asset. However, there can be no assurance about the level of future earnings.

     12.  EMPLOYEE STOCK OWNERSHIP PLAN
          -----------------------------

     In connection with the conversion from a mutual to a stock form, the Company established the ESOP for the benefit of employees of the Company and the Bank. Full time employees of the Company and the Bank who have been credited with at least 1,000 hours of service during a twelve-month period and who attained age 21 are eligible to participate in the ESOP.

     The Company funded the ESOP upon completion of the conversion, by granting it 423,200 shares, valued at $4.2 million. When the ESOP was funded, these shares were held in a suspense account within the ESOP, as unallocated shares to the participants. These shares will be released to participants as the Company recognizes related compensation expense. Shares released are allocated among participants on the basis of their total compensation. Participants will vest in 20% of their right to receive their account balances within the ESOP after three years of service. For vesting purposes, participants were credited for years of service prior to the adoption of the ESOP. Thereafter, vesting is an additional 20% per year.

     Compensation expense related to the ESOP includes dividends on unallocated ESOP shares. The annual compensation expense related to the ESOP is the amount necessary to amortize the initial value of these shares evenly over a ten year period, inclusive of dividends on unallocated ESOP shares, plus or minus a valuation adjustment which is the difference between the fair value of the unallocated shares during the periods in which they become committed to be released and their initial value. This valuation adjustment will also be adjusted to equity. The Company receives a tax deduction equal to the initial value of the shares released.

     The compensation expense related to the ESOP totaled $868,000, $771,000 and $569,000 for the years ended December 31, 1998, 1997 and 1996. Such expense for 1998, 1997 and 1996 includes $444,000,
     $348,000 and $146,000, respectively for the valuation adjustment to reflect the increase in the average fair value of the allocated shares over their initial value and $163,000, $160,000 and $85,000, respectively for dividends on unallocated shares. At December 31, 1998, the ESOP held 296,240 shares in suspense as unallocated shares, and 126,960 shares as allocated to participants. The fair value of the unallocated ESOP shares at December 31, 1998 was approximately $5.6 million, based upon a $19.00 closing price per share.
     Unallocated ESOP shares are a reduction of shareholders' equity and are excluded from the average number of shares outstanding in computing earnings per share.

     13.  EMPLOYEE BENEFIT PLAN
          ---------------------

     The Bank currently offers a 401(k) profit sharing plan (the Plan) covering all employees wherein employees can invest up to 18% of their pretax base earnings. The Bank currently contributes 50% of each employee's contribution, up to 3% of his or her annual earnings. The Bank made matching contributions of $112,000, $115,000 and $110,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company does not have a qualified defined benefit pension plan.
     In lieu thereof, the Company seeks to provide primary retirement benefits for executive officers of the Company and certain officers of the Bank and their beneficiaries through its non-qualified, unfunded Supplemental Executive Retirement Plans ("SERP's"). The projected benefit obligation of the SERP's was $4.0 million as of December 31, 1998, $3.3 million as of December 31, 1997, and $2.9 million as of December 31, 1996, and the expense for the SERP's was approximately $649,000, $570,000 and $501,000 for the years ended December 31, 1998,
     1997 and 1996.


     14.  STOCK PLANS
          -----------

     During 1996, the Company established two non-qualified plans, the Employee RRP and the Director RRP, as a method of providing executive officers, employees and outside directors of the Company and Bank and its affiliates with a proprietary interest in the Company as an incentive designed to encourage such persons to promote the growth and profitability of the Company and the Bank. The Employee RRP and Director RRP authorizes the granting of plan share awards for up to 148,120 shares and 63,480 shares of common stock, respectively. Plan share awards of common stock of 2,000, 33,592 and 199,881 were granted and forfeitures of plan share awards of common stock of 2,000, 0 and 23,012 were recorded during 1998, 1997 and 1996, respectively. The plan share awards of common stock vest in five equal annual installments commencing one year from the date of grant. Compensation expense is based upon the fair market value of the stock at the date of grant. For the years ended December 31, 1998, 1997 and 1996, the Company recorded expense of $481,000, $495,000 and $183,000, respectively, related to the Employee RRP and Director RRP.

     During 1996, the Company established two fixed stock option plans which are described below. The Company applies APB No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for its fixed stock option plans. Had compensation cost for the Company's two stock-based compensation plans been determined in accordance with FASB No. 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would have been reduced on a pro forma basis as follows:

     (Dollars in thousands         1998    1997    1996
      except per share amounts)    ----    ----    ----

     Net income:
        As reported               $3,530  $5,587  $3,172
        Pro forma                  3,227   5,420   3,103

     Earnings per share:
     Basic
        As reported               $0.90   $1.34   $0.68
        Pro forma                  0.82    1.30    0.67
     Assuming dilution
        As reported               $0.86   $1.30   $0.68
        Pro forma                  0.80    1.28    0.67


     The fair value of options for both plans granted in 1998, 1997 and 1996 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions, respectively: dividend yield of 2.98%, 2.28% and 3.28%; expected volatility of 22.71%, 21.54% and 25.00%; risk free interest rates of 4.63%, 6.05% and 6.81%; and expected lives of 5 years.

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

     A summary of the status and activity of the Company's two fixed stock option plans for the years ended December 31, 1998 and 1997 is as follows:

                                     1998              1997            1996
                               ----------------- --------------- ----------------
                                        Weighted        Weighted         Weighted
                               Number    Average  Number Average  Number  Average
                                 of     Exercise    of  Exercise    of   Exercise
                                Shares    Price   Shares  Price   Shares   Price
                                ------    -----   ------  -----   ------   -----
     Outstanding at
      beginning of year        498,270 $14.4665  358,280 $12.1875     -   $   -
     Granted                    34,530  17.3429  161,150  19.2739 389,980  12.1875
     Exercised                   5,690  12.1875     -        -        -       -
     Canceled                    1,560  12.1875   21,160  12.1875  31,700  12.1875
                               -------           -------          -------
     Outstanding at end
      of year                  525,550 $14.6870  498,270 $14.4665 358,280 $12.1875
                               =======           =======          =======
     Weighted average fair
      value of options
      granted during the year          $ 3.55            $ 4.69           $ 3.01
                                       ======            ======           ======

     At December 31, 1998 and 1997, there were 164,562 and 67,424 options exercisable under the two fixed stock option plans, respectively.

     A summary of the fixed stock options outstanding under the Company's two fixed stock option plans at December 31, 1998 is as follows:

                                 Weighted
                                  Average
                                 Remaining   Weighted              Weighted
        Range of      Number    Contractual   Average    Number    Average
        Exercise    Outstanding    Life      Exercise Exercisable  Exercise
         Prices     at 12/31/98 (in years)     Price  at 12/31/98   Price
         ------     -----------    ----        -----  -----------   -----

      $12.19-$14.35  388,020       7.59      $12.51     143,962    $12.36
      $18.93-$22.48  137,530       9.19       20.83      20,600     22.00
                     -------                            -------
                     525,550       8.01      $14.69     164,562    $13.57
                     =======                            =======


     15.  EARNINGS PER SHARE COMPUTATION
          ------------------------------

     The following table sets forth information as to the calculation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.
                                            For the Years Ended December 31,
                                           ---------------------------------
                                               1998       1997       1996
                                               ----       ----       ----
     Net income available to common
      shareholders                         $3,530,000  $5,587,000 $3,172,000
                                           ==========  ========== ==========
     Weighted average common shares
      outstanding for computation of
      basic earnings per share              3,936,527   4,164,861  4,648,310
     Effective of dilutive stock
     equivalent:
        Unvested restricted stock              46,574      50,009      6,028
        Stock options                         116,242      95,162      8,113
                                            ---------   ---------  ---------
     Weighted average common shares
      outstanding for computation of
      earnings per share, assuming
      dilution                              4,099,343   4,310,032  4,662,451
                                            =========   =========  =========

     Earnings per common share
        Basic                                  $0.90       $1.34      $0.68
                                               =====        ====      =====

        Assuming dilution                      $0.86       $1.30      $0.68
                                               =====       =====      =====



     16.  COMMITMENTS AND CONTINGENCIES
          -----------------------------

     Leases and Service Contract
     ---------------------------
     Certain premises are leased under operating leases with terms expiring through the year 2003, exclusive of renewal options. The Bank has the option to renew or extend certain of the leases on premises from two years to 25 years beyond the original term. Some leases require the Bank to pay for insurance, increases in property taxes and other incidental costs. Future minimum rental payments due under noncancellable operating leases are as follows:

             Year ended December 31:
            (Dollars in thousands)
                    1999                      $  329
                    2000                         233
                    2001                         159
                    2002                          60
                    2003                          57
                    Thereafter                   244
                                              ------
                         Total                $1,082
                                              ======


     Net rental expense included in occupancy expense in the consolidated statements of income amounted to $344,000, $342,000 and $418,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has entered into a contract to receive data processing services through October 4, 2002. Future payments under this contract are expected to total $624,000 annually through its expiration.

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

                                                     December 31,
                                                  ------------------
     (Dollars in thousands)                           1998     1997
                                                      ----     ----
     Financial instruments whose contract
      amounts represent credit risk
      (contract or notional amount):

          Commitments to extend fixed rate credit $ 7,493 $ 1,530 Commitments to extend variable rate
           credit                                    52,116   25,153
          Commercial letters of credit                2,899    1,520
          Unused lines of credit                     48,248    8,615
                                                   --------  -------
                                                   $110,756  $36,818
                                                   ========  =======

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

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                  December 31,
                                      -------------------------------------
     (Dollars in thousands)                  1998              1997
                                       ----------------- -----------------
                                               Estimated          Estimated
                                       Carrying   Fair   Carrying    Fair
                                        Amount   Value    Amount    Value
                                        ------   -----    ------    -----
     Financial assets:
        Cash and amounts due from
          depository institutions    $  7,090  $  7,090 $  6,767 $  6,767
        Debt and equity securities,
          available for sale           68,312    68,312   19,093   19,093
        Mortgage-backed securities,
          available for sale          248,035   248,035  290,044  290,044
        Loans receivable, net         366,458   370,499  332,509  337,539
        FHLBNY stock                   10,315    10,315   10,260   10,260

     Financial liabilities:
        Deposits                     $443,705   443,692 $443,878 $443,671
        Borrowed funds                206,681   208,639  160,300  159,913


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

     Loans
     -----
     Fair values are estimated for portfolios of loans with similar financial characteristics. The total loan portfolio is first divided into performing and non-performing categories. Performing loans are then segregated into adjustable and fixed rate interest terms. Fixed rate loans are segmented by type, such as construction and land development, multi-family and non-residential mortgage, commercial and industrial loans, and consumer loans. Certain types, such as commercial loans and loans to individuals, are further segmented by maturity and type of collateral.

     For performing loans, the carrying amount is reduced by credit risk adjustment based on internal loan classifications and the fair value is calculated by discounting scheduled future cash flows through estimated maturity using a discount rate equivalent to average loan rates within the Company's market for loans which are similar with regard to collateral, maturity and the type of borrower. Based on the current composition of the Company's loan portfolio, as well as both past experience and current economic conditions and trends, future prepayments have been considered in calculating fair value.

     For non-performing loans, fair value is calculated by first reducing the carrying value by a credit risk adjustment based on internal loan classifications, and then discounting the estimated future cash flows from the remaining carrying value at the rate at which the Company would currently make similar loans to creditworthy borrowers.

     Deposit Liabilities
     -------------------
     The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, money market accounts, interest-bearing checking accounts, and savings accounts is equal to the amount payable on demand. Time deposits are segregated by type, size and remaining maturity. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is equivalent to the rate currently offered in the Company's market for deposits of similar size, type and remaining maturity.

     Borrowed Funds
     --------------
     The fair value of the Company's borrowed funds is estimated based on the discounted value of future contractual payments. The discount rate is equivalent to the rate currently offered for borrowings of similar type and maturity.

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


     18.  REGULATORY MATTERS
          ------------------
     The Bank is required to maintain reserve balances, which are in the form of vault cash and non-interest-bearing balances with the Federal Reserve Bank, based principally upon transaction-type deposits. The average amount of required reserves for 1998 was $3.7 million compared to $3.0 million for 1997.

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

     Management believes that, as of December 31, 1998, the Bank meets all capital adequacy requirements of the OTS. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

     The following is a summary of the Bank's actual capital amounts and ratios as of December 31, 1998 and 1997, compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution:

                                                    OTS REQUIREMENTS
                                            -------------------------------

                                                                  FOR
                                                             CLASSIFICATION
                                            MINIMUM CAPITAL     AS WELL
                                 THE BANK       ADEQUACY       CAPITALIZED
                               ----------------------------  --------------
     (Dollars in thousands)    Amount Ratio  Amount  Ratio   Amount   Ratio
                               ------ -----  ------  -----   ------   ----
     December 31, 1998:
      Tangible capital       $56,927  7.95%  $10,743  1.50%
      Tier 1 (core) capital   56,927  7.95    28,648  4.00  $35,810   5.00%
      Risk-based capital:
        Tier 1                56,927  13.08   17,412  4.00   26,118   6.00
        Total                 59,706  13.72   34,824  8.00   43,530  10.00

     December 31, 1997:
      Tangible capital       $60,298  8.96%  $10,095  1.50%
      Tier 1 (core) capital   60,298  8.96    26,919  4.00  $33,649   5.00%
      Risk-based capital:
        Tier 1                60,298 21.97    10,981  4.00   16,471   6.00
        Total                 62,953 22.93    21,961  8.00   27,451  10.00


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

     Immediately preceding the enactment of the BIF/SAIF Act, the company was incurring deposit insurance expense at a rate of 23 cents per $100 of deposits. Effective January 1, 1997, the Company was not required to pay a deposit insurance assessment and is required a FICO assessment of 6.4 cents per $100 of deposits. In addition, pursuant to the recapitalization provision of the BIF/SAIF Act, during 1996, the Company incurred $2,651,000 additional FDIC insurance expense, a one-time assessment of 65.7 basis points on the amount of deposits held at March 31, 1995.

     19.  LOANS TO RELATED PARTIES
          ------------------------

     The Company has had, and expects to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their affiliates on the same terms as those prevailing for comparable transactions with other borrowers. These loans amounted to $6,758,000 and $3,839,000 at December 31, 1998 and 1997, respectively, and do not involve more than normal risks of repayment. During the year ended December 31, 1998, new loans of $6,215,000 were made to related parties and principal repayments of $3,296,000 were received.


     20.  PARENT COMPANY FINANCIAL INFORMATION
          ------------------------------------

     The following are the financial statements for Statewide Financial Corp., Parent Company Only, as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996, and should be read in conjunction with the Notes to the Consolidated Financial
     Statements.

     PARENT COMPANY ONLY - STATEMENTS OF FINANCIAL CONDITION

                                           December 31,
                                           ------------
     (Dollars in thousands)                1998    1997
                                           ----    ----
     Assets:
        Cash                            $   553  $     3
        Due from ESOP trust                 106      106
        Due from subsidiary               2,098    3,612
        Investment in subsidiary         57,583   61,352
        Other assets                        237       -
                                        -------  -------
          Total Assets                  $60,577  $65,073
                                        =======  =======
     Liabilities:
        Accrued expenses                $    78  $   166
                                        -------  -------
     Shareholders' equity:
        Paid in capital                  32,904   39,533
        Unallocated ESOP shares          (2,856)  (3,280)
        Unearned RRP shares              (1,282)  (1,755)
        Treasury stock                      (44)    (119)
        Retained earnings                31,777   30,528
                                        -------  -------
          Total shareholders' equity     60,499   64,907
                                        -------  -------
               Total liabilities and
               shareholders' equity     $60,577  $65,073
                                        =======  =======


     PARENT COMPANY ONLY - STATEMENTS OF INCOME

                                         For the Years Ended
                                             December 31,
                                         -------------------
     (Dollars in thousands)              1998    1997    1996
                                         ----    ----    ----
     Other income                       $  287  $  326  $  396
     Expenses                              216      -        9
                                        ------  ------  ------
        Income before taxes                 71     326     387
                                        ------  ------  ------
     Income taxes                           25     118     140
                                        ------  ------  ------
        Net income before equity in
         earnings of subsidiary             46     208     247
     Equity in earnings of subsidiary    3,484   5,379   2,925
                                        ------  ------  ------
          Net income                    $3,530  $5,587  $3,172
                                        ======  ======  ======


     PARENT COMPANY ONLY - STATEMENTS OF CASH FLOWS

                                                For the Years Ended
                                                   December 31,
                                                -------------------
     (Dollars in thousands)                    1998    1997     1996
                                               ----    ----     ----
     Cash flows from operating activities:
     Net income                               $3,530   $5,587  $3,172
      Adjustments to reconcile net income
       to net cash provided from operating
       activities:
      Equity in earnings of subsidiary        (3,484)  (5,379) (2,925)
      Allocation of ESOP shares                  424      423     529
      Changes in assets and liabilities:
       Decrease in due from subsidiary         1,514    2,655   1,843
       (Increase) in due from ESOP trust          -        -     (106)
       (Increase) decrease in other assets      (237)      85     122
       (Decrease) increase in accrued taxes      (88)     131     (39)
                                              ------   ------  ------
          Net cash provided from operating
           activities                          1,659    3,502   2,596
                                              ------   ------  ------
     Cash flows from investing activities:
      Return of investment from subsidiary     8,000    6,000  13,350
      Investment in subsidiary                  (162)    (160) (8,195)
                                              ------   ------  ------
          Net cash provided from investing
           activities                          7,838    5,840   5,155
                                              ------   ------  ------
     Cash flows from financing activities:
      Proceeds from issuance of common stock      69       -       -
      Repurchase of common stock              (7,096)  (7,780) (6,594)
      Dividends paid                          (1,920)  (1,804)   (912)
                                              ------   ------  ------
          Net cash from financing activities  (8,947)  (9,584) (7,506)
                                              ------   ------  ------
          Net change in cash and cash
           equivalents                           550     (242)    245
     Cash and cash equivalents at beginning
      of period                                    3      245      -
                                              ------   ------  ------
     Cash and cash equivalents at end of
      period                                  $  553   $    3  $  245
                                              ======   ======  ======


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   STATEWIDE FINANCIAL CORP.


     Dated:  March 24, 1999            By:   /s/BERNARD F. LENIHAN
                                                ------------------
                                                Bernard F. Lenihan
                                                Senior Vice President and
                                                Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

             Signature                  Title               Date
             ---------                  -----               ----

                               Chairman of the Board,
                               President and Chief
     /s/VICTOR M. RICHEL       Executive Officer       March 15, 1999
     -------------------
        Victor M. Richel

                               Senior Vice President
     /s/BERNARD F. LENIHAN     and Chief Financial
     ---------------------     Officer                 March 15, 1999
        Bernard F. Lenihan


     /s/MARIA F. RAMIREZ       Director                March 15, 1999
     -------------------
        Maria F. Ramirez


     /s/WALTER G. SCOTT        Director                March 15, 1999
     ------------------
        Walter G. Scott


     /s/THOMAS J. SHARKEY, SR. Director                March 15, 1999
     -------------------------
        Thomas J. Sharkey, Sr.


     /s/STEPHEN R. TILTON      Director                March 15, 1999
     --------------------
        Stephen R. Tilton


     /s/THOMAS V. WHELAN       Director                March 15, 1999
     -------------------
        Thomas V. Whelan


                                INDEX TO EXHIBITS

           Exhibit No.                        Description
           -----------                        -----------

           21                 Subsidiaries of the Registrant

           23                 Consent of KPMG LLP

           27                 Financial Data Schedule