Form 10-Q
period 1999-03-31
STATEWIDE FINANCIAL CORP
filed 1999-05-14
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1933


     For the Quarter Ended March 31, 1999         Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of April 30, 1999: Common Stock, No Par Value:
     4,043,509 shares issued and 4,037,847 shares outstanding.


                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                Three Months
                                              Ended March 31,
                                              ---------------
                                               1999     1998
                                               ----     ----
     Interest income:
     Interest and fees on loans              $ 7,193   $ 6,465
     Interest on mortgage-backed securities 4,459 4,841 Interest and dividends on debt and
      equity securities                        1,050       474
     Dividends on Federal Home Loan Bank of
      New York ("FHLBNY") stock                  195       187
                                             -------   -------
        Total interest and dividend income    12,897    11,967
                                             -------   -------
     Interest expense:
     Deposits                                  3,315     3,865
     Borrowed funds                            3,062     2,040
                                             -------   -------
        Total interest expense                 6,377     5,905
                                             -------   -------
     Net interest income                       6,520     6,062
     Provision for loan losses                   249       150
                                             -------   -------
     Net interest income after provision
       for loan losses                         6,271     5,912

     Non-interest income:
     Mortgage banking fees                        44       -
     Service charges                             365       236
     Loan and other fees                         228       211
     Net loss on sales of securities              (2)       -
     Other income                                 83        87
                                             -------   -------
        Total non-interest income                718       534
                                             -------   -------
     Non-interest expense:
     Salaries and employee benefits            2,759     2,491
     Occupancy, net                              635       574
     Federal deposit insurance premiums           67        69
     Professional fees                           150       177
     Insurance premiums                           37        (3)
     Data processing fees                        190       162
     Foreclosed real estate expense, net           2        20
     Other                                       933       874
                                             -------   -------
        Total non-interest expense             4,773     4,364
                                             -------   -------
     Income before income taxes                2,216     2,082
     Income taxes                                854       778
                                             -------   -------
        Net Income                           $ 1,362   $ 1,304
                                             =======   =======
     Earnings per common share:
          Basic                              $  0.37   $  0.32
                                             =======   =======
          Assuming dilution                  $  0.36   $  0.31
                                             =======   =======

     Weighted average number of common
      shares outstanding:
          Basic                            3,678,980  4,029,523
                                           =========  =========
          Assuming dilution                3,808,081  4,229,757
                                           =========  =========

     See accompanying notes to consolidated financial statements


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                March 31,   December 31,
                                                  1999          1998
                                                ---------   ------------
                                               (Unaudited)
     Assets:
     Cash and amounts due from depository
      institutions                              $  2,282    $   7,090
     Mortgage-backed securities available
      for sale                                   276,239      248,035
     Debt and equity securities available
      for sale                                    61,842       68,312
     Loans receivable, net                       373,145      366,458
     Accrued interest receivable, net              5,709        4,759
     Real estate owned, net                          591          523
     Premises and equipment, net                   6,853        6,547
     FHLBNY stock, at cost                        12,115       10,315
     Excess of cost over fair value of net
      assets acquired                                 53           70
     Other assets                                  5,396        5,408
                                                --------     --------
          Total assets                          $744,225     $717,517
                                                ========     ========
     Liabilities and shareholders' equity:
     Liabilities:
     Deposits                                   $441,424     $443,705
     Borrowed funds:
      Securities sold under agreements
       to repurchase                             211,386      181,381
      FHLBNY advances                             26,600       25,300
                                                --------     --------
          Total borrowed funds                   237,986      206,681
     Advance payments by borrowers for taxes
      and insurance                                1,706        1,611
     Accounts payable and other liabilities        4,259        5,021
                                                --------     --------
          Total liabilities                      685,375      657,018
                                                --------     --------
     Shareholders' equity                         58,850       60,499
                                                --------     --------
          Total liabilities and shareholders'
           equity                               $744,225     $717,517
                                                ========     ========

     See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        Three Months
                                                       Ended March 31,
                                                       ---------------
                                                        1999         1998
                                                        ----         ----
     Cash flows from operating activities:
       Net income                                      $ 1,362      $ 1,304
       Adjustments to reconcile net income to net
        cash provided by operating activities:
       Provision for loan losses                           249          150
       Depreciation and amortization                       314          274
       Net amortization of deferred premiums and
        unearned discounts                                 397          495
       Net loss on sale of securities                        2           -
       Amortization of RRP awards and allocation
        of ESOP shares                                     336          353
       Net gain on sale of real estate owned               (15)         (15)
       Changes in assets and liabilities:
         Increase in accrued interest and dividends
          receivable                                      (950)        (152)
         Increase(decrease) in accrued interest
          payable                                          107          (21)
         Decrease in other assets                          432        1,896
         (Decrease)increase in accounts payable and
          other liabilities                               (869)         440
                                                       -------      -------
          Net cash provided by operating activities      1,365        4,724
                                                       -------      -------
     Cash flows from investing activities:
       Net (disbursements) receipts from lending
        activities                                      (7,571)       2,740
       Proceeds from the sale of loans                     736           -
       Purchase of loans                                  (229)        (168)
       Proceeds from mortgage-backed securities
        principal repayments                            25,752       25,838
       Purchase of mortgage-backed securities          (54,863)          -
       Proceeds from debt securities principal
        repayments                                       2,000        1,000
       Proceeds from the sale of debt securities         3,815           -
       Purchase of debt and equity securities               -        (9,473)
       Increase in short-term investments                   -       (13,700)
       Purchase of FHLBNY stock                         (1,800)          -
       Proceeds from collection and sale of real
        estate owned                                        70          104
       Purchases and improvements of premises and
        equipment                                         (603)        (678)
                                                       -------      -------
          Net cash (used in) provided by investing
           activities                                  (32,693)       5,663
                                                       -------      -------
     Cash flows from financing activities:
       Net (decrease) increase in deposits              (2,281)       8,129
       Repayment of borrowings                        (127,800)     (26,500)
       Proceeds from borrowings                        159,105       12,200
       Increase in advance payments by borrowers
        for taxes and insurance                              95          15
       Cash dividends paid                                 (487)       (459)
       Proceeds from the issuance of common stock            52          65
       Purchase of common stock                          (2,164)         -
                                                        -------     -------
          Net cash provided by (used in) financing
           activities                                    26,520      (6,550)
                                                        -------     -------
          Net (decrease) increase in cash and cash
           equivalents                                   (4,808)      3,837
     Cash and cash equivalents at beginning of
       period                                             7,090       6,767
                                                        -------     -------
     Cash and cash equivalents at end of period         $ 2,282     $10,604
                                                        =======     =======
     Supplemental disclosures of cash flow
     information:
       Cash paid during the period for:
         Income taxes                                   $   800     $   250
                                                        =======     =======
         Interest                                       $ 6,266     $ 5,925
                                                        =======     =======
       Transfer from loans receivable to real
        estate owned, net                               $   123     $   145
                                                        =======     =======
       Change in unrealized loss, net of income
        tax, on securities available for sale           $  (748)    $  (281)
                                                        =======     =======

     See accompanying notes to consolidated financial statements


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services, Inc. are the only active subsidiaries at March 31, 1999.
     As of March 31, 1999, the Bank operated sixteen banking offices in Hudson, Union and Bergen counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS")and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     As of April 12, 1999, the Company entered into a definitive agreement to merge with Independence Community Bank Corp. ("Independence"). Under the terms of the Independence merger agreement, which is subject to approval by Statewide's shareholders and by regulatory authorities, Statewide Financial Corp. stockholders will receive a combination of stock and cash subject to election, proration, and allocation procedures. Based on Independence's closing price on April 12, 1999, the transaction has an implied per share value of $25.31 per Statewide Financial Corp. share. The transaction will be accounted for as a purchase and is expected to be completed during the fourth calendar quarter of 1999 or by January 31, 2000.

     2.  Comprehensive Income


     Comprehensive income during the periods is as follows:


                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                1999     1998
                                                ----     ----
                                           (Dollars in thousands)
     Net income                               $1,362   $1,304
     Other comprehensive income, net of
      income tax:
       Unrealized holding loss on securities
        available for sale                      (748)    (281)
                                              ------   ------
     Comprehensive income                     $  614   $1,023
                                              ======   ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                    March 31,  December 31,
                                                       1999        1998
                                                     --------  ------------
                                                    (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                   $   -       $   -
     Common Stock, no par value, 12,000,000 shares
       authorized; 4,043,509 shares issued, and
       4,037,847 shares outstanding at March 31,
       1999, and 4,155,509 shares issued and
       4,151,963 shares outstanding at December
       31, 1998                                          -           -
     Additional paid in capital                       30,871      32,904
     Unallocated Employee Stock Ownership shares      (2,751)     (2,856)
     Unearned Recognition and Retention Plan
       shares                                         (1,105)     (1,282)
     Retained earnings - substantially restricted     32,066      31,190
     Treasury stock, at cost, 5,662 and 3,546
       shares at March 31, 1999 and December 31,
       1998                                              (70)        (44)
     Accumulated other comprehensive income:
       Net unrealized (loss) gain of securities
       available for sale, net of income tax
                                                        (161)        587
                                                     -------     -------
        Total shareholders' equity                   $58,850     $60,499
                                                     =======     =======

     4. Net Income Per Share

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

                                           Three Months
                                          Ended March 31,
                                          ---------------

                                          1999       1998
                                          ----       ----
     Numerator:
      Net income available to common
       shareholders                   $1,362,000   $1,304,000
                                      ==========   ==========
     Denominator:
      Weighted average shares
       outstanding - basic             3,678,980    4,029,523
      Common stock equivalents           129,101      200,234
                                      ----------   ----------
      Weighted average shares out-
       standing - assuming dilution    3,808,081    4,229,757
                                      ==========    =========
     Earnings per common share:
      Basic                               $ 0.37       $ 0.32
                                          ======       ======
      Assuming dilution                   $ 0.36       $ 0.31
                                          ======       ======


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                            March 31,  December 31,
                                               1999        1998
                                            ---------  ------------
                                            (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                            $1,912    $2,193
       Accruing                                  267       297
                                              ------    ------
     Total loans delinquent 90 days or more   $2,179    $2,490
                                              ======    ======
     Loans delinquent 90 days or more as a
      percentage of total loans outstanding,
      net                                       0.58%     0.68%
                                                ====      ====

     An analysis of the allowance for loan losses follows:

                                                Three Months
                                               Ended March 31,
                                               ---------------
                                                1999     1998
                                                ----     ----
                                           (Dollars in thousands)
     Balance at beginning of period           $3,056   $2,833
     Provision charged to operations             249      150
     Charge-offs, net                            (82)     (93)
                                              ------   ------
          Balance at end of period            $3,223   $2,890
                                              ======   ======



       SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                               At or For the
                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                                1999     1998
                                                ----     ----
     Selected financial ratios (1):
     Return on average assets                  0.74%     0.78%
     Return on average shareholders' equity    9.37%     8.09%
     Capital to assets                         7.91%     9.83%
     Net interest rate spread (2)              3.38%     3.42%
     Net interest margin (3)                   3.61%     3.72%
     Non-interest income to average assets     0.39%     0.32%
     Non-interest expense to average assets    2.59%     2.62%
     Efficiency ratio (4)                     68.27%    66.46%
     Ratio of interest-earning assets to
      average deposits and borrowed funds    106.40%   108.30%

                                           March 31,  December 31,
                                              1999        1998
                                           ---------   -----------
     Regulatory capital ratios:
     Tangible capital ratio                    7.87%      7.95%
     Core capital ratio                        7.87%      7.95%
     Risk-based capital ratio                 12.76%     13.72%

     Asset quality ratios:
     Non-performing loans to total net
       loans                                   0.58%      0.68%
     Non-performing loans to total assets      0.29%      0.35%
     Non-performing assets to total assets 0.37% 0.42% Allowance for loan losses to
       non-performing loans                  147.91%    122.73%
     Allowance for loan losses to total
       net loans                               0.86%      0.83%

     Other data:
     Number of deposit accounts               52,016    52,272
     Number of offices                            16        16

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

     The Company realized net income of $1,362,000, or $0.36 per share, assuming dilution, for the quarter ended March 31, 1999 as compared to $1,304,000, or $0.31 per share, assuming dilution, for the same quarter of the prior year. Basic earnings per share were $0.37 for first quarter 1999, compared to $0.32 for the first quarter of 1998.

     The increase in net income for the quarter ended March 31, 1999 from the year ago period reflects an increase in net interest income after provision for loan losses, and an increase in non-interest income partially offset by an increase in non-interest expense. The increase in net interest income reflects growth in average loan and investment securities balances over the same period last year, partially offset by increased borrowing costs to fund growth in assets and repurchase the Company's common stock. Increased non-interest income reflects continued benefits from the fee enhancement initiatives implemented during mid 1998 along with increased fees from the growth in existing and new products. Non-interest expense reflects increased costs related to bank growth and expansion throughout 1998 and 1999 and other normal increased operating costs.

     Financial Condition

     At March 31, 1999, total assets were $744.2 million compared to $717.5 million at December 31, 1998. The period end balances increased $26.7 million between these periods primarily from growth in the commercial and consumer loan portfolios and growth in the mortgage-backed securities portfolio partially offset by declines in one-to-four family mortgage loans and debt securities. During the quarter ended March 31, 1999, net loans increased $6.9 million as a result of a $7.5 million, or 9.3%, increase in construction, multi-family, commercial mortgage and business loans, as the Company continued to change the mix of the loan portfolio towards more commercial loan products. Of this growth, $1.0 million resulted from the Company's new SBA lending initiative. Also contributing to the loan growth was a $5.0 million, or 10.4% increase in the Statewide Funding portfolio and a $1.2 million, or 3.0% increase in the consumer loan portfolio. Partially offsetting this loan growth was a decline in the one-to-four family mortgage portfolio of $6.8 million, or 3.4%. This decline ocurred despite originations of $7.8 million in this portfolio during the current quarter.

     The mortgage-backed securities portfolio increased $28.2 million to $276.2 million at March 31, 1999 from December 31, 1998. This increase was principally from the purchase of $54.9 million of securities which more than offset the $26.1 million of normal amortization and accelerated prepayments recorded during the quarter. In addition, during the quarter debt securities decreased from the sale and maturity of approximately $5.8 million of corporate debt.

     Borrowed funds at March 31, 1999 totaled $238.0 million, an increase of $31.3 million from December 31, 1998. During the first quarter of 1999, the Company continued its strategy of leveraging to support asset growth; repurchase the Company's common stock under its stock repurchase program; and to fund maturities of certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rates. Borrowed funds of $27.0 million are in overnight advances, $65.0 million mature within 30 days and the remaining $146.0 million have final maturity dates ranging from July 2000 to September 2002. All of the $146.0 million are callable earlier at the lender's option. Of this $146.0 million, $86.0 million have interest rates ranging from 5.43% to 5.54%, and are callable quarterly through maturity, and borrowed funds of $60.0 million, with an interest rate of 5.52%, are first callable in November 1999 and quarterly thereafter.

     Deposits totaled $441.4 million at March 31, 1999 as compared to $443.7 million at December 31, 1998. The decrease of $2.3 million in total deposits from the prior quarter resulted primarily from declines of $3.4 million in certificates of deposits and $0.7 million in money market accounts. During the quarter, the Company continued with its strategy of not matching competitors' most aggressive certificates of deposit interest rates. These declines were partially offset by growth in savings accounts of $1.1 million coupled with a $0.7 million increase in demand and NOW accounts, of which non-interest-bearing deposits increased $2.6 million, or 7.8%. Core deposits continue to grow, reflecting the Company's successful cross selling and relationship building efforts.

     Shareholders' equity decreased $1.6 million during the quarter to $58.9 million at March 31, 1999 from $60.5 million at December 31, 1998. The decreases during the current quarter resulted primarily from the repurchase and retirement of 112,000 shares of the Company's common stock, the payment of the quarterly dividend, and a decrease of $0.7 million (net of tax) in the March 31, 1999 market value of the Company's investment portfolio from the valuation at December 31, 1998. Partially offsetting these decreases were the current quarter net income of $1.4 million and the allocation of shares under the Company's Employee Stock Ownership Plan (ESOP) and other employee benefit plans.


     Results of Operations

               Three-Month Periods Ending March 31, 1999 and 1998

     Net Income. For the three months ended March 31, 1999, net income increased to $1.4 million from $1.3 million during to the same quarter last year. Net income per share, assuming dilution, for the period increased $0.05 per share, or 16.1%, to $0.36 per share from $0.31 per share for the same period of the prior year. Basic earnings per share were $0.37 per share compared to $0.32 per share during the same period last year. Increased net interest income after provision for loan losses coupled with increased non-interest income partially offset by an increase in non-interest expense resulted in higher current period net income.

     Interest Income. Total interest and dividend income increased $0.9 million, or 7.8%, to $12.9 million for the current quarter from $12.0 million for the same quarter last year. The rise in interest income between the periods primarily resulted from an increase of $68.8 million in average interest-earning assets, partially offset by a decline of 20 basis points in average yield. Interest income on loans rose $0.7 million and interest income on securities rose $0.2 million during the current quarter over the same quarter last year. The Company's loan portfolio mix continues to change towards higher yielding commercial loan products as a greater volume of these products are originated. Average construction, multi-family, commercial mortgage and business loans increased $31.5 million, or 59.4%, to $84.6 million for the current quarter from $53.1 million for the same period last year. In addition, the average balance of Statewide Funding lines of credit to mortgage bankers were $43.9 million during the current quarter as compared to no outstanding balance during the same period last year. As a result, interest income on commercial and wholesale loans to mortgage bankers increased $1.5 million, or 125.3%, during the current quarter over the same quarter last year. Average consumer loans increased $2.9 million over the first quarter of 1998 resulting in a $30,000 rise in consumer loan income despite a decline of 36 basis point in yield in this lower interest rate environment. The positive activity mentioned above was partially offset by continued prepayments in the one-to-four family mortgage portfolio which reduced the average balance in this portfolio $42.6 million to $195.3 million for the current quarter as compared to the same quarter last year. Interest income from investment securities increased during the current quarter as a result of an increase of $34.1 million, or 11.2%, in average securities during the current quarter. The increase reflects purchases made since the fourth quarter of 1998 when the Federal Reserve lowered its federal funds rate, allowing leverage through borrowing to again be a viable growth strategy.

     Interest Expense. Interest expense increased $472,000, or 8.0%, during the current quarter as compared to the same quarter of the prior year. Interest expense on borrowed funds increased $1.0 million while interest expense on deposits decreased $0.5 million. The average cost of deposits and borrowed funds decreased during the current quarter compared to the same quarter last year, as a result of lower costs for both deposits and borrowings, partially offset by a change in mix towards borrowed funds. As general interest rates decreased since March 31, 1998, the Company has periodically lowered its rates paid to depositors. Consequently, its costs of deposits decreased 45 basis points from the March 31, 1998 quarter to 3.05% for the quarter ended March 31, 1999. Similarly, the costs of borrowings for the quarter ended March 31, 1999 decreased from 5.57% for the prior-year quarter to 5.35% for the current quarter. The higher expense on borrowed funds resulted from additional borrowings which were used to fund asset growth; to repurchase the Company's common stock under its stock repurchase program; and to fund maturities of certificates of deposits since the year-ago quarter. These additional borrowings, incurred since the fall 1998 Federal Funds reduction, have been short term, and similar to the duration or repricing characteristic inherent in the asset growth. The growth in borrowed funds, partially offset by lower rates paid on interest bearing liabilities are reflected in the increased interest expense incurred during the current quarter over the same period last year.

     Net Interest Income. For the quarter ended March 31, 1999, net interest income increased $458,000, or 7.6%, from the comparable prior-year period. The increase reflects the growth in average interest-earning assets, partially offset by a tighter spread between interest earning assets and total deposits and borrowed funds. This tightening of spread between interest-earning assets and deposits and borrowed funds is reflected in the net interest margin which was 3.61% for the current quarter as compared to 3.72% during the quarter ended March 31, 1998.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs and average shareholders' equity for the three months ending March 31, 1999 and 1998. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

                                                          THREE MONTHS ENDED MARCH 31,
                                            -------------------------------------------------------
                                                      1999                          1998
                                           ---------------------------   ---------------------------
                                           Average  Period    Average   Average   Period    Average
                                           Balance Interest Yield/Cost  Balance  Interest Yield/Cost
                                           ---------------- ----------  -------  -------- ----------
     Assets
     Interest-earning assets:
      First mortgage loans                 $258,341   $ 4,949   7.66%  $275,718  $ 5,231    7.59%
      Consumer and other loans               41,596       932   9.09     38,712      902    9.45
      Statewide Funding LOC                  43,952       858   7.92        -         -       -
      Commercial business loans              21,635       454   8.51     15,357      332    8.77
                                           --------   -------          --------  -------
     Total loans, net                       365,524     7,193   7.91    329,787    6,465    7.86
                                           --------   -------          --------  -------
      Mortgage-backed securities            273,163     4,459   6.53    280,163    4,841    6.94
      Debt securities                        64,811     1,050   6.50     23,650      441    7.56
      Money market investments                  -          -      -       2,622       33    5.03
      FHLBNY stock                           11,815       195   6.60     10,260      187    7.29
                                           --------   -------          --------  -------
     Total interest-earning assets          715,313    12,897   7.23%   646,482   11,967    7.43%
     Non-interest-earning assets             21,649   -------            20,995  -------
                                           --------                    --------
          Total assets                     $736,962                    $667,477
                                           ========                    ========
     Liabilities and shareholders'
      equity:
     Interest-bearing liabilities:
      Savings accounts                     $156,732       946   2.45%  $143,668    1,030    2.91%
      Demand and NOW accounts                76,758       136   0.72     74,499      184    1.00
      Money market accounts                  37,527       251   2.71     43,855      326    3.01
      Certificates of deposit               169,283     1,982   4.75    186,379    2,325    5.06
      Borrowed funds                        232,004     3,062   5.35    148,530    2,040    5.57
                                           --------  --------          --------  -------
     Total deposits and borrowed funds      672,304     6,377   3.85%   596,931    5,905    4.01%
                                           --------  --------          --------  -------
      Other liabilities                       6,525                       6,049
                                           --------                    --------
          Total liabilities                 678,829                     602,980
     Shareholders' equity                    58,133                      64,497
                                           --------                    --------
          Total liabilities and share-
           holders' equity                 $736,962                    $667,477
                                           ========                    ========
     Net interest income                              $ 6,520                    $ 6,062
                                                      =======                    =======
     Net interest rate spread                                   3.38%                       3.42%
                                                                ====                        ====
     Net interest margin                                        3.61%                       3.72%
                                                                ====                        ====
     Ratio of interest-earning assets
      to deposits and borrowed funds                          106.40%                     108.30%
                                                              ======                      ======

     Provision for Loan Losses. The provision for loan losses for the three months ended March 31, 1999 was $249,000, an increase of $99,000 over the prior-year period. The provision for the three months ended March 31, 1999 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. The increase in provision reflects both increased average balance of loans as well as the change in composition of the portfolio toward more commercial loans. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of March 31, 1999, non-performing loans were $2.2 million and as a percentage of total net loans outstanding equaled 0.58%, compared to $2.5 million and 0.68%, respectively at December 31, 1998. At March 31, 1999, the allowance for loan losses was $3.2 million, or 147.91%, of total non-performing loans compared to 122.73% at December 31, 1998.

     Non-Interest Income. Total non-interest income increased $184,000, or 34.5%, to $718,000 for the current quarter from $534,000 for the same period of the prior year. This increase reflects continued benefits from the Company's fee enhancement initiatives implemented during mid 1998 along with increased fees from existing and new products. This growth resulted in increased deposit account fees for return check assessment charges, recurring maintenance fees on checking and savings products, safe deposit and other branch service fees and higher annuity sales generated through the bank's branch network. In addition, the current quarter non-interest income includes $44,000 from fees related to advances on Statewide Funding lines of credit to mortgage bankers while no like fees were recorded during the same quarter last year.

     Non-Interest Expense. Total non-interest expense increased $0.4 million to $4.8 million for the current quarter from $4.4 million for the same period of the prior year. This increase primarily reflects increases in salaries and benefits, occupancy, insurance, correspondence and communication costs partially offset by lower professional, marketing and real estate owned costs.

     Salaries and employee benefits expense, the largest component within non-interest expense, increased $268,000, or 10.8%, during the current quarter over the same period last year. This increase reflects staff additions which occurred primarily during the second quarter of 1998 for the newly formed Statewide Funding division and the opening of the North Arlington, NJ branch as well as for staff additions for the expanded commercial lending division. Also contributing to the current year increase were: normal annual merit increases; incentive plan accruals; higher medical benefit costs; and higher education and recruitment costs.

     Occupancy costs increased $61,000, or 10.6%, for the current quarter as compared to the same quarter of the previous year. Higher occupancy costs occurred from increased capital improvements related to furnishings and repairs and maintenance costs from past and ongoing renovations throughout the Company, along with improvements related to the opening of the North Arlington branch, the creation of Statewide Funding and operating system enhancements.

     The remaining components of non-interest expense increased $80,000, or 6.2%, for the current quarter as compared to the same quarter a year ago. This increase resulted primarily from higher operating costs related to product development and data processing. In addition, the prior year period reflected expense reductions from increases in the cash surrender value of insurance policies maintained for benefit programs. Offsetting the increases were lower professional, marketing and real estate owned costs.

     Income Tax Expense. The increase in income tax expense for the current year period is primarily the result of the tax effect of the increase in pre-tax income recorded during the period.


     Liquidity and Capital Resources

     The Company's liquidity is a measure of its ability to fund loans, withdrawals of deposits and repay maturing borrowed funds in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At March 31, 1999, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 1.34% of total assets and 2.26% of total deposits. At March 31, 1999, the Company had available to it $6.2 million under a line of credit with the FHLBNY, expiring November 2, 1999, and approximately $58.9 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $67.8 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $193.5 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At March 31, 1999, capital resources were sufficient to meet outstanding loan commitments of $51.2 million, commitments on unused lines of credit of $67.9 million and commercial letters of credit of $3.2 million. An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's core deposits of $273.7 million are a dependable source of funds due to long-term customer relationships. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 1999, totaled $143.5 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the three months ended March 31, 1999, investment activities represented the primary funding need. Purchase of mortgage-backed securities exceeded maturities and principal repayments of mortgage-backed and debt securities by $23.3 million. In addition, funds were used for loan disbursements net of repayments of $7.6 million, to purchase $1.8 million of additional FHLBNY stock, to repurchase $2.2 million of the Company's common stock, and to fund the reduction in deposits of $2.3 million. The principal source of funding for these activities were net increases in borrowed funds from the FHLBNY of $31.3 million, and cash provided by operating activities of $1.4 million.

     During the three months ended March 31, 1998, proceeds from investments and deposit activities represented the primary source of funds. Maturities and principal repayments on mortgage-backed and debt securities outpaced purchases of debt securities by $17.4 million. In addition, funds were provided from growth in deposits of $8.1 million, by operating activities of $4.7 million and loan receipts of $2.6 million, net of disbursements and purchases. The excess source of funds were primarily used to decrease short-term borrowings by $14.3 million and increase short-term investments by $13.7 million.

     At March 31, 1999, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at March 31, 1999 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.



                                The Bank            OTS Requirements
                            ---------------   -----------------------------
                                                                  For
                                                             Classification
                                             Minimum Capital    As Well-
                                                Adequacy      Capitalized
                                              -------------  -------------
     (Dollars in thousands)  Amount   Ratio  Amount   Ratio  Amount  Ratio
                             ------   -----  ------   -----  ------  -----

     Tangible Capital       $58,564   7.87%  $11,163  1.50%
     Tier 1 (core) Capital   58,564   7.87    29,768  4.00  $37,210    5.00%
     Risk Based Capital:
          Tier 1             58,564  12.14    19,295  4.00   28,942    6.00
          Total              61,547  12.76    38,589  8.00   48,237   10.00
                            =======  =====   =======  ====  =======   =====


     Quantitative and Qualitative Disclosure About Market Risk

     There have been no material changes to information required regarding quantitative and qualitative disclosures about market risk from the end of the preceding fiscal year to date of the most recent interim balance sheet.


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

     As of March 31, 1999, the Company has substantially completed the awareness, assessment and renovation phases of the Year 2000 compliance plan. The Company is currently nearing the completion of the testing phase. The Company has confirmed that its primary third party data processing vendor has developed a Year 2000 action plan, that certain of its application modules are currently Year 2000 ready, and that it is currently testing its remaining systems and remedying as necessary. In addition, the Company and the vendor are jointly testing the Company's applications which are processed or affected by the vendor. This testing phase is on target for completion in May 1999, and the implementation phase is targeted for completion by the end of the second quarter 1999. The vendor also expects to have all of its systems tested, remedied and Year 2000 ready by the end of the second quarter 1999. In the event that the vendor does not meet acceptable target dates, the Company will proceed with its contingency plan to convert to the vendor's client server-based system, which is currently Year 2000 ready.

     The Company is in the implementation phase for its hardware and other software. Its ATM software upgrades will be installed by the end of May 1999. This software has been certified as Year 2000 ready. The Company's wide area network and hardware along with its facilities, HVAC, alarm systems and elevators are all Year 2000 ready.

     The Company continues its ongoing formal communication with all of its vendors to determine the extent to which the Company is vulnerable to third parties' failure to become Year 2000 ready. Replies received indicate that vital vendors, including power and telephone companies, are in various "in process" stages of the Year 2000 compliance issue. Continued contact and follow up will be maintained.

     The Company has analyzed and segregated its loan portfolio into two categories for Year 2000 ready issues: loans collateralized by real estate and loans not collateralized by real estate, in order to determine and minimize the potential impact of its borrower's failure to become Year 2000 ready. The underlying value of the real estate on the loans secured by real estate minimizes the risk related to Year 2000 readiness. Of the remaining loans, which are not secured by real estate, the Company has identified and initiated formal communication with borrowers to determine which borrowers may experience a disruption in their business, because of a failure to become Year 2000 ready. Replies received indicate that the majority of these borrowers are in various "in process" stages of the Year 2000 compliance issue and are expected to be Year 2000 ready. A minimal number of borrowers have been identified as having additional credit risk as a direct result of the Year 2000 issue. Those risks have been estimated and incorporated in the analysis of the adequacy of the loan loss allowance. Assessment of Year 2000 readiness is part of the underwriting process for all new loan customers and renewals of existing loans. Continued contact and follow up will be maintained. However, there can be no guarantee that the systems of external third party vendors, on whom the Company relies, will become Year 2000 ready, or that the failure of the Bank's loan customers to become Year 2000 ready would not have a material adverse effect on the Company.

     Currently, management believes that the cost incurred to become Year 2000 ready, both with regard to the Company's internal and outsourced data processing operations, will not be material. The costs identified directly with the Year 2000 contingency plan are not expected to exceed $75,000. These costs are being funded through operating cash flows and expensed as incurred. To date, $37,000 has been incurred. A significant amount of the Company's hardware has been purchased since July 1996, and is Year 2000 ready. However, costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 ready.

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

               Item 3. Defaults upon Senior Securities.
                       Not applicable.

               Item 4. Submission of Matters to a Vote of Security Holders.
                       None.

               Item 5. Other Information.
                       Not applicable.

               Item 6. Exhibits and Report of Form 8-K.

               (a)     Exhibits.

                       Number       Description
                       ------       -----------
                         27         Financial Data Schedule

               (b)     Reports on Form 8-K.

                       1. The Registrant filed a current report on Form 8-K dated January 26, 1999 announcing
                            Registrant's year end and fourth quarter earnings.

                       2. The Registrant filed a current report on Form 8-K on February 25, 1999 announcing Registrant's quarterly dividend of $0.13 per share.
                       3. The Registrant filed a current report on Form 8-K on March 22, 1999 announcing Registrant's stock repurchase program.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            STATEWIDE FINANCIAL CORP.


     Date: May 14, 1999            By:  Bernard F. Lenihan
                                        Senior Vice President and Chief
                                        Financial Officer