Form 10-Q
period 1999-06-30
STATEWIDE FINANCIAL CORP
filed 1999-08-13
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



     For the Quarter Ended June 30, 1999          Commission File #0-26546


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1999: Common Stock, No Par Value:
     4,054,757 shares issued and outstanding.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months        Six Months
                                        Ended June 30,     Ended June 30,
                                        -------------      -------------
                                        1999     1998      1999     1998
                                        ----     ----      ----     ----
     Interest income:
     Interest and fees on loans       $ 7,407   $ 6,617   $14,600    $13,082
     Interest on mortgage-backed
       securities                       4,658     4,102     9,117      8,943
     Interest and dividends on debt
       and equity securities              959       863     2,009      1,337
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY")
       stock                              206       191       401        378
                                      -------   -------   -------    -------
        Total interest and dividend
         income                        13,230    11,773    26,127     23,740
                                      -------   -------   -------    -------
     Interest expense:
     Deposits                           3,275     3,840     6,590      7,705
     Borrowed funds                     3,168     2,026     6,230      4,066
                                      -------   -------   -------    -------
        Total interest expense          6,443     5,866    12,820     11,771
                                      -------   -------   -------    -------
     Net interest income                6,787     5,907    13,307     11,969
     Provision for loan losses            249       150       498        300
                                      -------   -------   -------    -------
     Net interest income after
     provision for loan losses          6,538     5,757    12,809     11,669
                                      -------   -------   -------    -------
     Non-interest income:
     Mortgage warehousing fees             66       -         110       -
     Service charges                      367       331       732        567
     Loans and other fees                 286       238       514        449
     Net gain on sale of securities        28       -          26       -
     Net gain on sale of loans             66       -          66       -
     Other income                         122       378       205        465
                                      -------   -------   -------    -------
        Total non-interest income         935       947     1,653      1,481
                                      -------   -------   -------    -------
     Non-interest expense:
     Salaries and employee benefits     2,812     2,647     5,571      5,138
     Occupancy, net                       677       588     1,312      1,162
     Federal deposit insurance
      premiums                             65        68       132        137
     Professional fees                    651       236       801        413
     Insurance premiums                    50        56        87         53
     Data processing fees                 193       177       383        339
     Foreclosed real estate
      expense, net                          7         6         9         26
     Other                              1,150       961     2,083      1,835
                                      -------   -------   -------    -------
        Total non-interest expense      5,605     4,739    10,378      9,103
                                      -------   -------   -------    -------
     Income before income taxes         1,868     1,965     4,084      4,047
     Income taxes                         704       751     1,558      1,529
                                      -------   -------   -------    -------
        Net income                    $ 1,164   $ 1,214   $ 2,526    $ 2,518
                                      =======   =======   =======    =======
     Earnings per common share:
       Basic                          $  0.32   $  0.30   $  0.69    $  0.63
                                      =======   =======   =======    =======
      Assuming dilution               $  0.30    $ 0.29   $  0.66     $ 0.60
                                      =======    ======   =======     ======
     Weighted average number of
      common shares outstanding:
       Basic                        3,674,897 4,002,384 3,676,927  4,015,878
                                    ========= ========= =========  =========
       Assuming dilution            3,864,279 4,203,942 3,836,169  4,216,774
                                    ========= ========= =========  =========

     See accompanying notes to consolidated financial statements.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                              June 30, December 31,
                                                1999       1998
                                                ----       ----
                                            (UNAUDITED)   (NOTE)*
     Assets:
     Cash and amounts due from depository
       institutions                          $     390   $   7,090
     Mortgage-backed securities available
       for sale                                275,506     248,035
     Debt and equity securities available
       for sale                                 50,830      68,312
     Loans receivable, net                     386,289     366,458
     Accrued interest receivable, net            4,527       4,759
     Real estate owned, net                        561         523
     Premises and equipment, net                 8,055       6,547
     FHLBNY stock, at cost                      12,590      10,315
     Excess of cost over fair value of
       net assets acquired                          65          70
     Other assets                                8,884       5,408
                                              --------    --------
          Total assets                        $747,697    $717,517
                                              ========    ========
     Liabilities and shareholders' equity:
     Liabilities:
     Deposits                                 $446,108    $443,705
     Borrowed funds:
       Securities sold under agreements
        to repurchase                          209,000     181,381
       FHLBNY advances                          31,500      25,300
                                              --------    --------
          Total borrowed funds                 240,500     206,681
     Advance payments by borrowers for
       taxes and insurance                       1,902       1,611
     Accounts payable and other
       liabilities                               3,938       5,021
                                              --------    --------
          Total liabilities                    692,448     657,018
                                              --------    --------
     Shareholders' equity                       55,249      60,499
                                              --------    --------
          Total liabilities and
           shareholders' equity               $747,697    $717,517
                                              ========    ========


     See accompanying notes to consolidated financial statements

     Note* The balance sheet at December 31, 1998 is taken from Statewide's audited financial statements at that date but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                                         Six Months
                                                       Ended June 30,
                                                       --------------
                                                        1999      1998
                                                        ----      ----
     Cash flows from operating activities:
      Net income                                    $   2,526  $   2,518
     Adjustments to reconcile net income to net
       cash provided by operating activities:
      Provision for loan losses                           498        300
      Depreciation and amortization                       626        558
      Net amortization of deferred premiums and
       unearned discounts                                 401        882
      Net gain on sale of securities                      (26)        -
      Amortization of RRP awards and allocation
       of ESOP shares                                     655        712
      Net gain on sale of real estate owned               (38)       (23)
      Gain on sale of loans                               (66)        -
      Gain on sale of premises and equipment              (15)       (10)
      Net gain on sale of deposits                         -        (306)
      Changes in assets and liabilities:
       Decrease in accrued interest and dividends
        receivable                                        232        276
       Increase in accrued interest payable                17         74
       (Increase) decrease in other assets               (458)     1,034
       Decrease in accounts payable and other
        liabilities                                    (1,086)      (281)
                                                     ---------  --------
          Net cash provided by operating activities     3,266      5,734
                                                     ---------  --------
     Cash flows from investing activities:
      Net (disbursements) receipts from lending
       activities                                     (20,918)       254
      Proceeds from sale of loans                         802         95
      Purchase of loans                                  (480)      (412)
      Proceeds from mortgage-backed securities
       principal repayments                            47,802     61,225
      Proceeds from the sale of mortgage-backed
       securities                                      62,034        -
      Purchase of mortgage-backed securities         (144,327)       -
      Proceeds from debt securities principal
       repayments                                      12,000      4,000
      Proceeds from the sale of debt securities         3,815        -
      Purchase of debt securities                          -     (31,428)
      Increase in short-term investments                   -     (16,200)
      Purchase of FHLBNY stock                         (2,275)       -
      Proceeds from collection and sale of real
       estate owned                                       256        236
      Proceeds from the sale of premises and
       equipment                                           34        221
      Purchases and improvements of premises and
       equipment                                       (2,148)    (1,458)
                                                     ---------  --------
          Net cash (used in) provided by
           investing activities                       (43,405)    16,533
                                                     --------   --------
     Cash flows from financing activities:

      Net increase in deposits                          2,403      3,127
      Payment for sale of deposits                         -      (6,208)
      Repayment of borrowings                        (219,421)   (27,000)
      Proceeds from borrowings                        253,240     12,948
      Increase in advance payments by borrowers
       for taxes and insurance                            291         83
      Cash dividends paid                                (974)      (906)
      Proceeds from issuance of common stock               64         65
      Purchase of common stock                         (2,164)    (2,705)
                                                     --------   --------
          Net cash provided by (used in) financing
           activities                                  33,439    (20,596)
                                                     --------   --------
          Net (decrease) increase in cash and cash
           equivalents                                 (6,700)     1,671
     Cash and cash equivalents at beginning of
      period                                            7,090      6,767
                                                     --------   --------
     Cash and cash equivalents at end of period      $    390   $  8,438
                                                     ========   ========
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
       Income taxes                                  $  2,727   $  1,569
                                                     ========   ========

       Interest                                      $ 12,804   $ 11,702
                                                     ========   ========

      Transfer from loans receivable to real
       estate owned, net                             $    256   $    379
                                                     ========   ========
      Change in unrealized gain, net of income tax,
       on securities available for sale              $  5,371    $  (802)
                                                     ========    =======


     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at June 30, 1999. As of June 30, 1999, the Bank operated fifteen banking offices in Hudson, Union, Essex and Bergen counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

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

     On April 12, 1999, the Company entered into a definitive agreement to merge with Independence Community Bank Corp. ("Independence"). Under the terms of the Independence merger agreement, which is subject to approval by the Company's shareholders and by regulatory authorities, Statewide Financial Corp. shareholders will receive a combination of stock and cash subject to election, proration, and allocation procedures. Based on Independence's closing price on April 12, 1999, the transaction has an implied per share value of $25.31 per Statewide Financial Corp. share. The transaction will be accounted for as a purchase and is expected to close in the fourth quarter of calendar 1999 or by January 31, 2000.


     2.  Comprehensive ((Loss) Income

     Comprehensive income during the periods is as follows:

                                       Three Months      Six Months
                                      Ended June 30,   Ended June 30,
                                      --------------   --------------
                                       1999     1998    1999    1998
                                       ----     ----    ----    ----
                                           (Dollars in thousands)
     Net income                       $ 1,164  $1,214   $2,526  $2,518
     Other comprehensive income, net
     of income tax:

       Unrealized holding loss on
        securities available for sale  (4,623)   (521)  (5,371)   (802)
                                      -------  ------  -------  ------
       Comprehensive (loss) income    $(3,459) $  693  $(2,845) $1,716
                                      =======  ======  =======  ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                                     June 30,  December 31,
                                                       1999        1998
                                                       ----        ----
                                                    (Dollars in thousands)
      Preferred stock, no par value, 2,000,000
        shares authorized; no shares issued or
        outstanding                                    $   -      $   -
      Common Stock, no par value, 12,000,000
        shares authorized; 4,043,509 shares issued
        and 4,038,887 shares outstanding at June
        30, 1999, and 4,155,509 shares issued
        and 4,151,963 shares outstanding at
        December 31, 1998                                  -          -
      Additional paid in capital                        30,984     32,904
      Unallocated Employee Stock Ownership
       Plan ("ESOP") shares                             (2,645)    (2,856)
      Unearned Recognition and Retention
       Plan ("RRP") shares                                (992)    (1,282)
      Retained earnings - substantially restricted      32,743     31,190
      Treasury stock, at cost, 4,622 and 3,546
       shares at June 30, 1999 and December 31,
       1998                                                (57)       (44)
      Accumulated other comprehensive (loss)
      income:
       Net unrealized (loss) gain on securities
        available for sale, net of income tax           (4,784)       587
                                                       -------    -------
           Total shareholders' equity                  $55,249    $60,499
                                                       =======    =======


     In accord with the definitive merger agreement signed with Independence on April 12, 1999, the Company terminated its ESOP effective June 30, 1999. At that date, the ESOP held approximately 416,000 shares of the Company's common stock of which 264,500 had been pledged as collateral for its debt, and accordingly, had not been allocated to ESOP participants. The Company anticipates that by December 31, 1999, the ESOP will sell a sufficient amount of these unallocated shares to pay off this debt. When the debt is paid off, all remaining unallocated shares will be allocated to ESOP participants and the Company will incur an expense equal to their fair market value.


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


                                       Three Months          Six Months
                                      Ended June 30,       Ended June 30,
                                     ---------------       --------------
                                     1999      1998       1999       1998
                                     ----      ----       ----       ----
     Numerator:
      Net income available to
       common shareholders      $1,164,000  $1,214,000 $2,526,000  $2,518,000
                                ==========  ========== ==========  ==========
     Denominator:
      Weighted average shares
       outstanding - basic       3,674,897   4,002,384  3,676,927   4,015,878
      Common stock equivalents     189,382     201,558    159,242     200,896
                                 ---------   ---------  ---------   ---------
      Weighted average shares
       outstanding - assuming
       dilution                  3,864,279   4,203,942  3,836,169   4,216,774
                                 =========   =========  =========   =========
     Earnings per common share:
      Basic                         $ 0.32      $ 0.30     $ 0.69      $ 0.63
                                    ======      ======     ======      ======
      Assuming dilution             $ 0.30      $ 0.29     $ 0.66      $ 0.60
                                    ======      ======     ======      ======


     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:
                                                   June 30, December 31,
                                                     1999       1998
                                                   -------- ------------
                                                  (Dollars in thousands)
      Loans delinquent 90 days or more:
       Non-accrual                                   $1,351     $2,193
       Accruing                                         287        297
                                                     ------     ------
      Total net loans delinquent 90 days or more     $1,638     $2,490
                                                     ======     ======
      Loans delinquent 90 days or more as a
      percentage of total net loans outstanding        0.42%      0.68%
                                                       ====       ====

     An analysis of the allowance for loan losses follows:

                                           Three Months       Six Months
                                          Ended June 30,    Ended June 30,
                                          --------------    --------------
                                          1999     1998     1999     1998
                                          ----     ----     ----     ----
                                               (Dollars in thousands)
      Balance at beginning of period     $3,223    $2,890  $3,056   $2,833
      Provision charged to operations       249       150     498      300
      Charge offs, net                      (71)      (71)   (153)    (164)
                                         ------    ------  ------   ------
         Balance at end of period        $3,401    $2,969  $3,401   $2,969
                                         ======    ======  ======   ======

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
             SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                              At or For        At or For
                                             Three Months      Six Months
                                                 Ended           Ended
                                               June 30,         June 30,
                                               ---------       ---------
                                             1999     1998    1999    1998
                                             ----     ----    ----    ----
     Selected financial ratios (1):
     Return on average assets                 0.63%   0.74%  0.68%    0.76%
     Return on average shareholders' equity   7.87%   7.46%  8.61%    7.77%
     Capital to assets                        7.39%   9.72%  7.39%    9.72%
     Net interest rate spread (2)             3.54%   3.40%  3.46%    3.42%
     Net interest margin (3)                  3.75%   3.70%  3.68%    3.72%
     Non-interest income to average assets    0.49%   0.58%  0.44%    0.45%
     Non-interest expense to average assets   3.01%   2.88%  2.80%    2.75%
     Efficiency ratio (4)                    75.29%  72.37% 71.89%   69.57%
     Ratio of interest-earning assets to
      interest-bearing liabilities          105.91% 108.21%106.15%  108.26%

                                            June 30, December 31,
                                              1999       1998
                                              ----      ------
      Regulatory capital ratios:
      Tangible capital ratio                  7.35%      7.95%
      Core capital ratio                      7.35%      7.95%
      Risk-based capital ratio               10.84%     13.72%

      Asset quality ratios:
      Non-performing loans to total net
        loans                                 0.42%      0.68%
      Non-performing loans to total assets    0.22%      0.35%
      Non-performing assets to total assets 0.29% 0.42% Allowance for loan losses to non-
        performing loans                    207.63%    122.73%
      Allowance for loan losses to total
        net loans                             0.88%      0.83%

      Other data:
      Number of deposit accounts             52,179    52,272
      Number of offices (5)(6)                   15        16

     Notes to Selected Financial Ratios

     (1)  Ratios are annualized where appropriate.

     (2) Interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average deposits and borrowed funds.

     (3) Net interest margin represents net interest income as a percent of average interest-earning assets.

     (4) Efficiency ratio represents total non-interest expense divided by the sum of net interest income after provision for loan losses, and recurring non-interest income.

     (5) The 70 Sip Avenue and Martin Luther King Drive branches were consolidated into the PATH branch during the second quarter of 1999, and on June 5, 1999 the Maplewood branch opened for business.

     (6) The Passaic branch was sold as of the close of business on April 10, 1998, and the North Arlington branch opened for business on May 9, 1998.


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

     The Company realized net income of $1,164,000, or $0.30 per share, assuming dilution, for the quarter ended June 30, 1999 as compared to $1,214,000, or $0.29 per share, assuming dilution, for the same quarter of the prior year. Net income for the three months ended June 30, 1999, included pretax acquisition costs of $484,000 in connection with the Company's pending acquisition by Independence Community Bank Corp. ("Independence"). Excluding acquisition costs, net income was $1,473,000, or $0.38 per share, assuming dilution, for the quarter ended June 30, 1999. Basic earnings per share were $0.32 for second quarter 1999 compared to $0.30 per share for the same period of the prior year. Basic earnings per share for the second quarter 1999, excluding acquisition costs, were $0.40 per share.

     Net income for the six months ended June 30, 1999 was $2,526,000, or $0.66 per share, assuming dilution, compared to $2,518,000, or $0.60 per share, assuming dilution, for the six months ended June 30, 1998. Excluding acquisition costs, net income was $2,835,000, or $0.74 per share, assuming dilution, for six months ended June 30, 1999. Basic earnings per share were $0.69 for the six months ended June 30, 1999 compared to $0.63 for the same period of the prior year. Basic earnings per share for the six months ended June 30, 1999, excluding acquisition costs, were $0.77 per share.

     The increase in net income, excluding acquisition costs, for the three and six months ended June 30, 1999 from their respective year ago periods reflects an increase in net interest income after provision for loan losses and an increase in recurring non-interest income, partially offset by an increase in non-interest expense. The increase in net interest income reflects growth in average loan and investment security balances and the change in mix in deposits from higher rate certificates of deposit into lower rate core deposits, partially offset by increased borrowing costs to fund growth in assets and to repurchase the Company's common stock. Increased non-interest income reflects the result of fee enhancement initiatives implemented during mid 1998 along with increased fees from growth in lending and retail activities. Higher non-interest expense reflects current and prior period growth and expansion throughout the Company, acquisition costs related to the Company's pending acquisition by Independence and normal increases in other operating costs.

                               FINANCIAL CONDITION

     At June 30, 1999, the Company's total assets were $747.7 million compared to $717.5 million at December 31, 1998. The increase of $30.2 million in total assets between these periods principally resulted from growth in the commercial and consumer loan portfolios and the mortgage-backed securities portfolio, partially offset by declines in debt securities and one-to-four family mortgage loans. Loans at June 30, 1999 increased $19.8 million over December 31, 1998 as a result of a $13.0 million, or 16.2% increase in the construction, multi-family, commercial mortgage and business loan portfolios, along with a $10.1 million, or 21.2% increase in wholesale loans to mortgage bankers through the Company's Statewide Funding Division. In addition, consumer loans increased $2.4 million, or 5.8% during the current year. This growth was partially offset by normal amortization and accelerated prepayments in the one-to-four family mortgage loan portfolio which declined $5.2 million, or 2.6%, despite originations of $23.3 million during the period.

     Total investment in securities increased $12.3 million to $338.9 million at June 30, 1999 from $326.7 million at December 31, 1998. This increase is comprised of increases of $27.5 million in mortgage-backed securities, and $2.3 million in FHLBNY stock partially offset by a $17.5 million decrease in debt securities. During the first half of 1999, the Company received $47.8 million in normal and accelerated amortization payments and sold $62.0 million of its higher interest rate mortgage-backed securities from which it had been receiving faster rates of prepayments. It replaced these securities through purchases of $144.3 million of then current coupon agency mortgage-backed and private label collateralized mortgage obligation securities. In addition, at June 30, 1999, the debt securities portfolio was $17.5 million less than the investment at the beginning of the year, reflecting calls, maturities and sales of U.S. Treasury, Agency and corporate debt.

     Borrowed funds totaled $240.5 million at June 30, 1999 as compared to $206.7 million at December 31, 1998. The increase of $33.8 million in borrowed funds during the current year was used primarily to support growth in loans and investment securities; to repurchase the Company's common stock under its stock repurchase program, which was subsequently terminated; and to fund maturities of certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rates. Borrowed funds consisted of $31.5 million in overnight advances and $209.0 million in repurchase agreements, $63.0 million which mature within 30 days and $146.0 million which have final maturity dates ranging from July 2000 to September 2002, but are callable earlier at the lender's option. Of this $146.0 million, $86.0 million have interest rates ranging from 5.43% to 5.54% and are callable quarterly through maturity, and $60.0 million have an interest rate of 5.52% and are first callable in November 1999 and quarterly thereafter.

     Deposits totaled $446.1 million at June 30, 1999, as compared to $443.7 million at December 31, 1998. The increase in total deposits for the current year resulted primarily from an increase in core deposits of $6.0 million offset by a decrease of $3.6 million in certificates of deposit as the Company continues with its strategy of not matching competitors' most aggressive interest rates unless the Company believes that a key relationship is in jeopardy. At June 30, 1999, core deposits were $278.6 million compared to $272.6 million at December 31, 1998. Within core deposits, savings and demand accounts increased $5.2 million and $4.7 million, respectively, reflecting the Company's continued relationship building efforts in new and existing market areas. Partially offsetting these increases were decreases in NOW and money market accounts of $2.6 million and $1.3 million, respectively.

     Shareholders' equity decreased $5.3 million during the current year to $55.2 million at June 30, 1999 from $60.5 million at December 31, 1998. The decrease during the six-month period resulted primarily from the repurchase and retirement of 112,000 shares of the Company's common stock for $2.2 million during the first quarter of 1999, the declaration of two quarterly cash dividends, and a decrease of $5.4 million (net of tax) in the June 30, 1999 market value of the Company's investment portfolio from the valuation at December 31, 1998. Partially offsetting these decreases were the current year's net income of $2.5 million and the allocation of shares under the Company's Employee Stock Ownership Plan (ESOP) and other benefit plans.

                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDING JUNE 30, 1999 AND 1998

     Net Income. For the three months ended June 30, 1999, net income totaled $1,164,000, or $0.30 per share, assuming dilution, as compared to $1,214,000, or $0.29 per share, assuming dilution, for the same period last year. Net income during the current year quarter included pretax acquisition costs of $484,0000 in connection with the Company's pending acquisition by Independence. Excluding acquisition costs, net income was $1,473,000, or $0.38 per share, assuming dilution, for the quarter ended June 30, 1999 which reflects a net income and diluted earnings per share increase of 20% and 31%, respectively, over the same period last year. Basic earnings per share were $0.32 for second quarter 1999 as compared to $0.30 for the second quarter of 1998. Basic earnings per share for second quarter 1999, excluding acquisition costs, were $0.40 per share. Contributing to the rise in net income excluding acquisition costs, were increases in net interest income and recurring non-interest income, partially offset by an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $1.4 million, or 12.4%, to $13.2 million for the current quarter from $11.8 million for the same prior year quarter. The rise in interest income between the periods primarily resulted from an increase of $84.5 million in average interest-earning assets offset by a decline of 7 basis points in average yield. Interest income on loans and securities increased $0.8 million and $0.7 million, respectively, during the current quarter over the same quarter last year. The increase in interest on loans primarily resulted from increased lending to mortgage bankers by Statewide Funding and growth in the commercial portfolio of $78.6 million, or 123.2%, to $142.3 million for the current quarter from $63.8 million for the same period of the prior year. As a result, interest income on the commercial and Statewide Funding portfolios increased $1.5 million during the current quarter over the same quarter last year. In addition, average consumer loans increased $3.9 million, or 9.9%, for the current quarter over the same quarter last year and resulted in a $76,000 rise in interest income. Growth in these portfolios was partially offset by normal amortization and prepayments in the one-to-four family loan portfolio which reduced the average balance in this portfolio $38.1 million to $187.5 million for the three months ended June 30, 1999 as compared to the same quarter last year. Interest income on investment securities increased during the current quarter over the same quarter of the prior year as a result of an increase of $40.2 million, or 13.0%, in the average balance of the securities portfolios partially offset by a 3 basis point decrease in yield. Specifically, the average collateralized mortgage obligation and debt security balances increased $110.9 million and $23.6 million, respectively, while the average balance of mortgage-backed securities decreased $77.0 million for the current quarter over the same quarter last year. Also, average short-term investments declined from $19.4 million during the quarter June 30, 1998 to zero for the current quarter as growth in other higher yielding securities replaced these short-term investments. In addition, the average investment in FHLBNY stock increased $2.1 million during the current quarter over the same quarter last year.

     Interest Expense. Interest expense increased $577,000, or 9.8%, during the current quarter as compared to the same quarter of the prior year. Interest expense on borrowed funds increased $1.1 million while interest expense on deposits decreased $0.6 million. The average cost of deposits and borrowed funds decreased 21 basis points during the current quarter compared to the same quarter last year. As general interest rates decreased during 1998 and remained at those levels during the early part of 1999, the Company periodically lowered its rates paid to depositors. In addition, new branch openings and continued emphasis on gathering core deposits contributed to growth in core deposits and is reflected in lower deposit costs during the current year period. Average core deposits increased $13.6 million, or 5.2% to $273.9 million for the current quarter over the $260.3 million in the prior year-period while average certificates of deposit decreased $14.2 million, or 7.8% to $168.4 million for the current quarter from $182.6 million in the prior-year period. Consequently, the Company's cost of deposits decreased 51 basis points from the June 30, 1998 quarter to 2.97% for the quarter ended June 30, 1999. Higher interest expense on borrowed funds for the quarter ended June 30, 1999 resulted from an increase in average borrowings of $93.1 million during the current year quarter partially offset by a 26 basis point decrease in average rate to 5.31% for the current year quarter. These additional borrowings during the current year quarter were used to fund asset growth and are short term in nature, and similar to the duration or repricing characteristics inherent in the asset growth.

     Net Interest Income. For the quarter ended June 30, 1999, net interest income increased $880,000, or 14.9%, from the comparable prior-year period. The increase reflects the growth in average loans and securities, a decline in the cost of deposits from the change in the mix of deposits toward lower rate core deposits, partially offset by an increase in short-term borrowed funds and a decline in the yield on interest-earning assets. In addition during the current year the cost of deposits and borrowed funds decreased at a greater pace than yields on interest earning assets. As a result, the net interest margin increased 5 basis points to 3.75% for the current quarter as compared to 3.70% during the quarter ended June 30, 1998.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs and average shareholders' equity for the three months ending June 30, 1999 and 1998. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

     Table 1

                                            Three Months Ended June 30,
                                 -----------------------------------------------
                                          1999                     1998
                                 ----------------------    ---------------------
                                  Average InterestAverage Average Interest Average
                                  Balance          Yield/ Balance           Yield/
                                                   Cost                     Cost
                                  ------- -------- ----   -------  --------  ----
                                               (Dollars in thousands)
     Assets:
      Interest-earning assets:
       First mortgage loans       $257,017  $4,960  7.72%  $269,507  $5,287  7.85%
       Consumer and other loans     42,829     978  9.16     38,974     902  9.28
       Statewide funding LOC        50,092     983  7.87      2,607      49  7.54
       Commercial business          22,741     486  8.57     17,269     379  8.80
                                  --------  ------         --------  ------
          Total loans, net         372,679   7,407  7.96    328,357   6,617  8.07
                                  --------  ------         --------  ------
       Mortgage-backed securities  279,814   4,658  6.66    245,928   4,102  6.68
       Debt securities              56,966     959  6.69     33,373     594  7.19
       Money market investments        -       -      -      19,361     269  5.63
       FHLBNY Stock                 12,326     206  6.69     10,260     191  7.45
                                  --------  ------         --------  ------
     Total interest-earning
      assets                       721,785  13,230  7.33%   637,279  11,773  7.40%
                                            ------                   ------
      Non-interest-earning assets   22,136                   20,841
                                  --------                 --------
          Total assets            $743,921                 $658,120
                                  ========                 ========

     Liabilities and share-
      holders' equity:
     Deposits and borrowed funds:
       Savings accounts           $158,182     950  2.41%  $145,029   1,042  2.88%
       Demand and NOW accounts      79,036     136  0.69     72,140     168  0.93
       Money market accounts        36,671     247  2.70     43,089     325  3.03
       Certificates of deposit     168,451   1,942  4.62    182,649   2,305  5.06
       Borrowed funds              239,153   3,168  5.31    146,022   2,026  5.57
                                  --------  ------         --------  ------
      Total deposits and borrowed
       funds                       681,493   6,443  3.79%   588,929   5,866  4.00%
                                            ------                   ------
      Other liabilities              3,282                    4,067
                                  --------                 --------
          Total liabilities        684,775                  592,996
     Shareholders' equity           59,146                   65,124
                                  --------                 --------
     Total liabilities and
      shareholders' equity        $743,921                 $658,120
                                  ========                 ========
     Net interest income                    $6,787                   $5,907
                                            ======                   ======

     Net interest rate spread                       3.54%                    3.40%
                                                    ====                     ====

     Net interest margin                            3.75%                    3.70%
                                                    ====                     ====
     Ratio of interest-earning
      assets to deposits and
      borrowed funds                              105.91%                  108.21%
                                                  ======                   ======

     Provision for Loan Losses. The provision for loan losses for the three months ended June 30, 1999 was $249,000, an increase of $99,000 over the prior-year period. The provision for the three months ended June 30, 1999 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. The increase in provision reflects both an increased average balance of loans as well as a change in composition of the portfolio toward more commercial loans. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of June 30, 1999, non-performing loans were $1.6 million and as a percentage of total net loans outstanding equaled 0.42%, compared to $2.5 million and 0.68%, respectively, at December 31, 1998. At June 30, 1999, the allowance for loan losses was $3.4 million, or 207.63%, of total non-performing loans compared to 122.73% at December 31, 1998.

     Non-Interest Income. Non-interest income was $935,000 for the current quarter compared to $947,000 for the prior year quarter. Recurring non-interest income, which excludes security gains and a $306,000 gain recorded on the sale of the Passaic branch in the second quarter 1998, grew $266,000, or 41.3% for the three months ended June 30, 1999 over the same period of the prior year. This growth reflects increased deposit account fees for return check assessment charges, recurring maintenance fees on checking and savings products, safe deposit and other branch service fees and higher annuity sales generated through the Bank's branch network. In addition, wholesale mortgage funding transaction fees and earnings from Small Business Administration ("SBA") lending activity during the three months ended June 30, 1999 totaled $66,000 and $64,000, respectively, with no like fees earned during the preceding year.

     Non-Interest Expense. Non-interest expense for the three months ended June 30, 1999 totaled $5.6 million, an increase of $866,000, or 18.3%, from $4.7 million incurred during the same period of the prior year. Non-interest expense for the three months ended June 30, 1999 includes $484,000 of acquisition costs incurred in connection with the Company's pending acquisition by Independence. These costs consisted of professional fees paid during the current quarter. Excluding acquisition costs, non-interest expense increased $382,000, or 8.1%, to $5.1 million for the current quarter from $4.7 million for the same period of the prior year.

     Salaries and employee benefits expense, the largest component within non-interest expense, increased $165,000, or 6.2%, during the current quarter over the same period last year. This increase fully reflects staff additions during 1998 for the newly formed Statewide Funding division, for the opening of the North Arlington, New Jersey branch and for expansion within the commercial lending division, whereas there is limited related expense for these staff additions in the prior year period. In addition, normal merit increases, incentive plan accruals, employee training and education and the opening of the Maplewood, New Jersey branch late in the second quarter this year, partially offset by lower recruitment costs contributed to the rise during the current year period.

     Occupancy costs increased $89,000, or 15.1%, for the current quarter as compared to the same quarter of the previous year. Higher occupancy costs occurred from increased capital improvements related to furnishings and repairs and maintenance costs from past and ongoing renovations throughout the Company, along with capital improvements and rent expense related to the opening of the North Arlington branch, operating system enhancements, and the refurbishment of the Jersey City PATH branch in 1999.

     Professional fees increased $415,000 for the current quarter as compared to the same quarter last year. The increase for the current period resulted from $484,000 of acquisition costs incurred in connection with the Company's pending acquisition by Independence. Excluding these acquisition costs, professional fees decreased $69,000 during the current quarter as compared to the same quarter last year. Prior year expense included costs related to the Company's earnings enhancement initiatives and higher costs incurred in conjunction with the Company's ongoing FIRREA litigation efforts against the Federal Government.

     The remaining components of non-interest expense increased $197,000, or 15.5% for the current quarter as compared to the same quarter a year ago. This increase resulted from higher costs for advertising and marketing for continued product development and for advertising and promotions related to the newly refurbished Jersey City "Path" branch and the grand opening of the Maplewood, New Jersey branch. In addition, increased other branch operating charges, literature and printing costs, temporary help and shareholder related costs increased during this quarter as compared to the same quarter last year. These increases were partially offset by lower communication charges, and director costs from the reduction of certain benefit plans implemented during the third quarter of 1998.

     Income Tax Expense. The change in income tax expense for the current year period is primarily the result of the tax effect of the change in pretax income recorded during the period.

     SIX-MONTH PERIODS ENDING JUNE 30, 1999 AND 1998

     Net Income. Net income for the six months ended June 30, 1999 was $2,256,000, or $0.66 per share, assuming dilution, compared to $2,518,000, or $0.60 per share, assuming dilution, for the six months ended June 30, 1998. The current period net income and earnings per share include acquisition costs incurred in connection with the Company's pending acquisition by Independence. Excluding acquisition costs, net income was $2,835,000, or $0.74 per share, assuming dilution, for the six months ended June 30, 1999. Basic earnings per share were $0.69 for the six months ended June 30, 1999 compared to $0.63 for the same period of the prior year. Basic earnings per share for the six months ended June 30, 1999, excluding acquisition costs, were $0.77 per share. The increase in net income excluding acquisition costs for the six months ended June 30, 1999 from the respective year ago period reflects an increase in net interest income after provision for loan losses, and an increase in recurring non-interest income partially offset by an increase in non-interest expense.

     Interest Income. Total interest and dividend income increased $2.4 million, or 10.0%, to $26.1 million for the six months ended June 30, 1999 from $23.7 million for the same prior year period. The rise in interest income between the periods primarily resulted from an increase of $76.7 million in average interest-earning assets offset by a decline of 14 basis points in average yield. Interest income on loans and securities increased $1.5 million and $0.9 million, respectively, during the current year period over the same period last year. The increase in interest on loans primarily resulted from a $77.0 million, or 131.7% growth in the average balance of Statewide Funding lines of credit to mortgage bankers and commercial portfolio loans to $135.5 million for the six months ended June 30, 1999, compared to growth of $58.5 million for the same period of the prior year. As a result, interest income on the commercial and Statewide Funding portfolios increased $3.0 million during the current-year period over the same period last year. In addition, the average consumer loan portfolio increased $3.4 million, or 8.7%, for the current-year period over the same period last year and resulted in a $107,000 rise in interest income. Growth in these portfolios was partially offset by normal amortization and prepayments in the one-to-four family loan portfolio which reduced the average balance in this portfolio $40.4 million to $191.4 million for the six months ended June 30, 1999 as compared to the same period last year. Interest income on investment securities increased during the current-year period over the same period of the prior year as a result of an increase of $36.7 million, or 11.7%, in the average balance of the securities portfolios partially offset by a 25 basis point decrease in yield. Within these portfolios, average collateralized mortgage obligations and debt security balances increased $97.0 million and $32.3 million, respectively, while the average balance of mortgage-backed securities decreased $83.4 million for the current-year period over the same period last year. Also, average short-term investments declined from $11.0 million during the six months ended June 30, 1998 to zero for the six months ended June 30, 1999 as growth in other higher yielding securities replaced these short-term investments. In addition, the average investment in FHLBNY stock increased $1.8 million during the current year period over the same period last year.

     Interest Expense. Interest expense increased $1,049,000, or 8.9%, during the six months ended June 30, 1999 as compared to the same period of the prior year. Interest expense on borrowed funds increased $2.2 million while interest expense on deposits decreased $1.1 million. The average cost of deposits and borrowed funds decreased 18 basis points during the current year period compared to the same period last year. As general interest rates decreased during 1998 and remained at those levels during the early part of 1999, the Company periodically lowered its rates paid to depositors. In addition, new branch openings and continued emphasis on gathering core deposits contributed to growth in core deposits and is reflected in lower deposit costs during the current year period. Average core deposits increased $11.4 million, or 4.3% to $272.5 million for the current-year period over the $261.1 million in the prior-year period while average certificates of deposit decreased $15.6 million, or 8.5% to $168.9 million for the current-year period from $184.5 million in the prior-year period. Consequently, the Company's costs of deposits decreased 48 basis points from the six months ended June 30, 1998 to 3.01% for the six months ended June 30, 1999. Higher interest expense on borrowed funds for the quarter ended June 30, 1999 resulted from an increase in average borrowings of $88.3 million during the current-year period partially offset by a 24 basis point decrease in average rate to 5.33% for the current-year period. These additional borrowings during the current-year period were used to fund asset growth and are short term in nature, and similar to the duration or repricing characteristics inherent in the asset growth.

     Net Interest Income. For the six months ended June 30, 1999, net interest income increased $1,338,000, or 11.2%, from the comparable prior-year period. The increase reflects the growth in average loans and securities, a decline in the cost of deposits from the change in the mix of deposits toward lower rate core deposits, partially offset by an increase in short-term borrowed funds and a decline in the yield of interest-earning assets. In addition, during the second quarter of 1999 the cost of deposits and borrowed funds decreased at a greater pace than yields on interest-earning assets. As a result, the decline in the year-to-date net interest margin began to diminish and was 4 basis points lower at 3.68% for the six months ended June 30, 1999 as compared to 3.72% during the prior-year period.

     Table 2 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs and average shareholders' equity for the six months ending June 30, 1999 and 1998. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

     Table 2

                                              Six Months Ended June 30,
                                       --------------------------------------
                                            1999                      1998
                                   ----------------------    ---------------------
                                 Average  Interest Average  Average InterestAverage
                                 Balance            Yield/  Balance          Yield/
                                                    Cost                     Cost
                                  -------  -------  ----    ------- --------  ----
                                               (Dollars in thousands)
     Assets
      Interest-earning assets:
       First mortgage loans      $257,676   $9,909   7.69% $272,596 $10,517   7.72%
       Consumer and other loans    42,217    1,911   9.13    38,844   1,804   9.37
       Statewide Funding LOC       47,138    1,841   7.88     1,311      49   7.54
       Commercial business         22,091      939   8.57    16,318     712   8.80
                                 --------  -------         -------- -------
      Total loans, net            369,122   14,600   7.93   329,069  13,082   7.96
                                 --------  -------         -------- -------
       Mortgage-backed securities 276,507    9,117   6.60   262,951   8,942   6.82
       Debt securities             60,867    2,009   6.59    28,538   1,036   7.35
       Money market investments       -        -       -     11,038     302   5.52
       FHLBNY stock                12,071      401   6.64    10,260     378   7.37
                                 --------  -------         -------- -------
     Total interest-earning
      assets                      718,567   26,127   7.28%  641,856  23,740   7.42%
                                           -------                  -------
     Non-interest-earning assets   21,894                    20,917
                                 --------                  --------
          Total assets           $740,461                  $662,773
                                 ========                  ========
     Liabilities and
      shareholders' equity:
     Deposits and borrowed funds:
       Savings accounts          $157,461    1,896   2.43% $144,352   2,072   2.89%
       Demand and NOW accounts     77,903      272   0.70    73,313     352   0.97
       Money market accounts       37,097      498   2.71    43,470     652   3.02
       Certificates of deposits   168,865    3,924   4.69   184,504   4,629   5.06
       Borrowed funds             235,598    6,230   5.33   147,269   4,066   5.57
                                 --------  -------         -------- -------
     Total deposits and borrowed
      funds                       676,924   12,820   3.82%  592,908  11,771   4.00%
                                           -------                  -------
      Other liabilities             4,895                     5,053
                                 --------                  --------
          Total liabilities       681,819                   597,961
     Shareholders' equity          58,642                    64,812
                                 --------                  --------
          Total liabilities and
           shareholders' equity  $740,461                  $662,773
                                 ========                  ========
     Net interest income                   $13,307                  $11,969
                                           =======                  =======
     Net interest rate spread                        3.46%                    3.42%
                                                     ====                     ====
     Net interest margin                             3.68%                    3.72%
                                                     ====                     ====

     Ratio of interest-earning
      asset to interest-bearing
      liabilities                                  106.15%                  108.26%
                                                   ======                   ======

     Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 1999 was $498,000, an increase of $198,000 over the prior-year period. The provision for the six months ended June 30, 1999 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At June 30, 1999, the allowance for loan losses was $3.4 million, or 207.63%, of total non-performing loans and 0.88% of total net loans compared to 122.73% of non-performing loans and 0.83% of total net loans at December 31, 1998.

     Non-Interest Income. Non-interest income increased $172,000, or 11.6%, to $1,653,000 for the six months ended June 30, 1999 from $1,481,000 for the same period of the prior year. Recurring non-interest income, which excludes securities gains and a $306,000 gain recorded on the sale of the Passaic branch in the second quarter 1998, grew $452,000, or 38.5% for the six months ended June 30, 1999 over the same period of the prior year. This increase reflects the Company's fee enhancement initiatives implemented during mid 1998 along with fees earned from Statewide Funding and SBA lending. These initiatives along with growth in core deposits contributed to increased deposit account fees for return check assessment charges, recurring maintenance fees on checking and savings products, ATM surcharges for non-customer usage, safe deposit, and other branch service fees, earnings from SBA lending activity and higher annuity sales generated through the bank's branch network. In addition, non-interest income for the current year period includes $110,000 of fees related to advances under Statewide Funding's lines of credit to mortgage bankers, whereas the Company did not compete in this business during the same period last year.

     Non-Interest Expense. Non-interest expense for the six months ended June 30, 1999 totaled $10.4 million, an increase of $1.3 million, or 14.0%, from the $9.1 million incurred during the same period of the prior year. Non-interest expense for the six months ended June 30, 1999 includes $484,000 of acquisition costs as previously discussed in the current quarter analysis. Excluding acquisition costs, non-interest expense increased $791,000, or 8.7%, to $9.9 million for the six months ended June 30, 1999 from $9.1 million for the same period of the prior year.

     Salaries and employee benefits expense, the largest component within non-interest expense, increased $433,000, or 8.4%, during the six months ended June 30, 1999 over the same period last year. This increase fully reflects staff additions during 1998 for the newly formed Statewide Funding division, for the opening of the North Arlington, New Jersey branch and for expansion within the commercial lending division, whereas there is limited related expense for these staff additions in the prior year period. In addition, normal annual merit increases, incentive plan accruals, employee training and education, payroll tax, and the opening of the Maplewood, New Jersey branch late in the second quarter of 1999 contributed to the rise during the current-year period.

     Occupancy costs increased $150,000, or 12.9%, for the six months ended June 30, 1999 as compared to the same period of the previous year. Higher occupancy costs occurred from increased capital improvements related to furnishings and repairs and maintenance costs from past and ongoing renovations throughout the Company, along with capital improvements and rent expense related to the opening of the North Arlington branch, operating system enhancements, utility usage costs and the refurbishment of the Jersey City PATH branch in 1999.

     Professional fees increased $388,000, for the six months ended June 30, 1999 as compared to the preceding year period. The increase for the six months ended June 30, 1999 includes $484,000 of acquisition costs as previously discussed in the current quarter analysis. Excluding acquisition costs, professional fees decreased $96,000, or 23.2% for the six months ended June 30, 1999 as compared to the preceding-year period. Higher costs during the prior year related to the Company's earnings enhancement initiatives, ESOP structure and allocation review, higher costs incurred in conjunction with the Company's ongoing FIRREA litigation efforts against the Federal Government, and other benefit review costs.

     The remaining components of non-interest expense increased $304,000, or 12.5% for the six months ended June 30, 1999 as compared to the same period of the preceding year. This increase resulted from higher costs for advertising and marketing for continued product development and for advertising and promotions related to the newly refurbished Jersey City PATH branch and the grand opening of the Maplewood, New Jersey branch. In addition, increased branch other operating charges, ATM and MAC service costs, postage, literature and printing costs, temporary help and shareholder related costs increased during the current year period as compared to the same period last year. These increases were partially offset by lower communication charges, and director costs from the reduction of certain benefit plans implemented during the third quarter of 1998.

     Income Tax Expense. The change in income tax expense for the six months ended June 30, 1999 is primarily the result of the tax effect of the change in pretax income recorded during the period.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At June 30, 1999, the Company had total liquid assets (consisting of cash and due from banks, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) equal to 1.15% of its total assets and 1.92% of its total deposits. At June 30, 1999, the Company had available to it $21.3 million under a line of credit with the FHLBNY, expiring November 2, 1999, and approximately $38.3 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $78.9 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $111.3 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity.

     At June 30, 1999, capital resources were sufficient to meet outstanding loan commitments of $71.4 million, commitments on unused lines of credit of $88.1 million and commercial letters of credit of $6.6 million. An important source of the Company's funds is the Bank's core deposits. Management believes that a substantial portion of the Bank's core deposits of $278.6 million are a dependable source of funds due to long-term customer relationships. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 1999, totaled $142.8 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.

     During the six months ended June 30, 1999, investment activities represented the primary funding need. Purchases of collateralized mortgage obligations and mortgage-backed securities exceeded maturities, sales and principal repayments of mortgage-backed and debt securities by $18.7 million. In addition, funds were used for loan disbursements, net of repayments of $20.6 million, to purchase $2.3 million of additional FHLBNY stock, and to repurchase $2.2 million of the Company's common stock. Other uses of funds during the current year included disbursements of $2.1 million for purchases and improvements of premises and equipment related to renovation and expansion in the Bank. The principal sources of funding for these activities were net increases in borrowed funds of $33.8 million, an increase in deposits of $2.4 million and cash provided by operating activities of $3.3 million.

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

     At June 30, 1999, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at June 30, 1999 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.

                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount  Ratio   Amount  Ratio   Amount    Ratio
                            ------  -----   ------  -----   ------    -----

      Tangible Capital     $55,484   7.35% $11,325  1.50%
      Tier 1 (core)Capital  55,484   7.35   30,199  4.00   $37,749    5.00%
      Risk Based Capital:
           Tier 1           55,484  10.24   21,664  4.00    32,496    6.00
           Total            58,699  10.84   43,328  8.00    54,160   10.00


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

     The Company's most recent available information indicates if interest rates increase or decrease 200 basis points from current rates in an immediate and sustained shock over a twelve-month period, the Company would expect net interest income to decrease 0.97% and to increase 2.87%, respectively. In addition, based on the same 200 basis point increase and decrease, the Company would expect its estimated Net Portfolio Value to decrease $23.6 million and to increase $21.7 million, respectively.


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

     As of June 30, 1999, the Company has substantially completed the awareness, assessment, renovation and testing phases of the Year 2000 compliance plan. The Company's primary third party data processing vendor has developed a Year 2000 action plan, confirmed that the application modules used by the Company are Year 2000 ready, and that it is currently testing its remaining systems and remedying as necessary. In addition, the Company and the vendor jointly completed testing and implemented changes necessary to the Company's applications which are processed or affected by the vendor. The Company's contingency plan in the event of a Year 2000 disruption of power or communications calls for the use of an alternate processing site.

     The Company is nearing completion of the implementation phase for its hardware and other software modifications and expects to complete this work by the end of the third quarter this year. The Company's wide area network and hardware, along with its facilities, ATM, HVAC, alarm systems and elevators are all Year 2000 ready.

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

     The Company has analyzed and segregated its loan portfolio into two categories for Year 2000 ready issues: loans collateralized by real estate and loans not collateralized by real estate, in order to determine and minimize the potential impact of its borrower's failure to become Year 2000 ready. The underlying value of the real estate on the loans secured by real estate minimizes the risk related to Year 2000 readiness. Of the remaining loans, which are not secured by real estate, the Company has identified and initiated formal communication with borrowers to determine which borrowers may experience a disruption in their business, because of a failure to become Year 2000 ready. Replies received indicate that the majority of these borrowers are in various "in process" stages of the Year 2000 compliance issue and are expected to be Year 2000 ready. A minimal number of borrowers have been identified as having additional credit risk as a direct result of the Year 2000 issue. Those risks have been estimated and incorporated in the analysis of the adequacy of the loan loss allowance. Assessment of Year 2000 readiness is part of the underwriting process for new commercial loan customers and renewals of existing loans. Continued contact and follow up is being performed. However, there can be no guarantee that the systems of external third party vendors, on whom the Company relies, will become Year 2000 ready, or that the failure of the Bank's loan customers to become Year 2000 ready would not have a material adverse effect on the Company.

     Currently, management believes that the cost incurred to become Year 2000 ready, both with regard to the Company's internal and outsourced data processing operations, will not be material. The costs identified directly with the Year 2000 contingency plan are not expected to exceed $75,000. These costs are being funded through operating cash flows and expensed as incurred. To date, $52,000 has been incurred. A significant amount of the Company's hardware has been purchased since July 1996, and is Year 2000 ready. However, costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 ready.


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

     Item 2.   Changes in Securities.
               Not applicable.

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               The Company held its Annual Meeting of Shareholders during the quarter ended June 30, 1999. The following is the information required by this item:

               (a) The Annual Meeting of Shareholders was held on Tuesday, May 11, 1999.

               (b) Directors Victor M. Richel and Walter G. Scott were elected to new terms on the Board of Directors expiring in 2002. The term of office of each of the following directors continues beyond the annual meeting: Maria
                    F. Ramirez, Thomas J. Sharkey, Sr., Stephen R. Tilton and Thomas V. Whelan.

               (c) The following matters were voted upon at the annual meeting:

                    Proposal I - The election of Victor M. Richel and Walter G. Scott each to three year terms on the Board of Directors.

                              Name            Votes      Votes
                                             In Favor  Withheld
                              ----           --------  --------
                    Victor M. Richel        3,671,199   20,110
                    Walter G. Scott         3,671,801   19,508


     Item 5.   Other Information.
               Not applicable.


     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated April 20, 1999 announcing the Registrant's earnings for the first quarter ended March 31, 1999.

                    2.) The Registrant filed a Current Report on Form 8-K dated April 23, 1999 announcing the Registrant's definitive merger agreement with Independence Community Bank Corp.

                    3.) The Registrant filed a Current Report on Form 8-K dated May 12, 1999 announcing the Registrant's quarterly dividend of $0.13 per share.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            STATEWIDE FINANCIAL CORP.


     Date:     August 13, 1999     By:  Bernard F. Lenihan
                                        ------------------
                                        BERNARD F. LENIHAN
                                        Senior Vice President, Chief
                                        Financial Officer and Secretary