Form 10-Q
period 1999-09-30
STATEWIDE FINANCIAL CORP
filed 1999-11-12
CIK 946672

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                                   FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                    For the Quarter Ended September 30, 1999

                            Commission File #0-26546


                           STATEWIDE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


                                 New Jersey22-3397900
            (State of Incorporation)(I.R.S. Employer Identification
                                     Number)


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

                                 Yes X     No

     The number of shares outstanding of each of the registrant's classes of common stock, as of November 8, 1999: Common Stock, No Par Value:
     4,054,757 shares issued and outstanding.

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        Three Months       Nine Months
                                           Ended              Ended
                                        September 30,      September 30,
                                       -------------      -------------
                                        1999     1998     1999      1998
                                        ----     ----     ----      ----
     Interest Income:
     Interest and fees on loans      $ 7,766      $6,836  $22,366   $19,918
     Interest on mortgage-backed
       securities                      4,454       1,626   13,571    10,569
     Interest and dividends on
       debt and equity securities        908       1,091    2,917     2,428
     Dividends on Federal Home Loan
       Bank of New York ("FHLBNY")
       stock                             223         185      624       563
                                     -------      ------  -------   -------
        Total interest and dividend
         income                       13,351       9,738   39,478    33,478
                                     -------      ------  -------   -------
     Interest Expense:
     Deposits                          3,351       3,758    9,941    11,463
     Borrowed funds                    3,211       2,052    9,441     6,118
                                     -------      ------  -------   -------
        Total interest expense         6,562       5,810   19,382    17,581
                                     -------      ------  -------   -------
     Net interest income               6,789       3,928   20,096    15,897
     Provision for loan losses           249         171      747       471
                                     -------      ------  -------    ------
     Net interest income after
      provision for loan losses        6,540       3,757   19,349    15,426
                                     -------      ------  -------    ------
     Non-interest income:
     Mortgage warehousing fees            72          16      182        16
     Service charges                     346         378    1,078       945
     Loans and other fees                255         229      769       678
     Net gain on sale of securities       -           -        26        -
     Net gain of sale of loans            -           -        66        -
     Other income                        101          27      306       492
                                     -------      ------  -------   -------
        Total non-interest income        774         650    2,427     2,131
                                     -------      ------  -------   -------
     Non-interest expense:
     Salaries and employee benefits    2,610       2,633    8,181     7,771
     Occupancy, net                      686         589    1,998     1,751
     Federal deposit insurance
       premiums                           64          68      196       205
     Professional fees                   163         210      964       623
     Insurance premiums                   51         155      138       208
     Data processing fees                196         175      579       514
     Foreclosed real estate expense,
       net                                14          15       23        41
     Other                               982         948    3,065     2,783
                                     -------      ------  -------   -------
        Total non-interest expense     4,766       4,793   15,144    13,896
                                     -------      ------  -------   -------
     Income (loss) before income
       taxes                            2,548      (386)    6,632     3,661
     Income tax expense (benefit)         920       (45)    2,478     1,484
                                      -------    ------   -------   -------
        Net income (loss)             $ 1,628    $ (341)  $ 4,154   $ 2,177
                                      =======    ======   =======   =======
     Earnings (loss) per common
     share:
       Basic                          $  0.44    $(0.09)  $  1.13   $  0.55
                                      =======    ======   =======   =======
       Assuming dilution              $  0.42    $(0.09)  $  1.08   $  0.52
                                      =======    ======   =======   =======
     Weighted average number of
     common stock shares
       Basic                        3,722,278 3,914,679 3,692,097 3,981,646
                                    ========= ========= ========= =========

       Assuming dilution            3,897,351 3,914,679 3,856,615 4,161,318
                                    ========= ========= ========= =========

     See accompanying notes to consolidated financial statements.


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                             September 30,  December 31,
                                                 1999          1998
                                             ------------- -----------
                                               (UNAUDITED)    NOTE*
        Assets:
        Cash and amounts due from depository
          institutions                          $  9,398    $   7,090
        Mortgage-backed securities available
          for sale                               259,363      248,035
        Debt and equity securities available
          for sale                                49,355       68,312
        Loans receivable, net                    389,394      366,458
        Accrued interest receivable, net           4,740        4,759
        Real estate owned, net                       367          523
        Premises and equipment, net                7,903        6,547
        FHLBNY stock, at cost                     12,590       10,315
        Excess of cost over fair value of net
          assets acquired                             54           70
        Other assets                              10,572        5,408
                                                --------     --------
            Total assets                        $743,736     $717,517
                                                ========     ========

        Liabilities and shareholders' equity:
        Liabilities:
         Deposits                               $448,551     $443,705
         Borrowed funds:
         Securities sold under agreement to
          repurchase                             207,000      181,381
         FHLBNY advances                          28,000       25,300
                                                --------     --------
            Total borrowed funds                 235,000      206,681
         Advance payments by borrowers for
           taxes and insurance                     1,921        1,611
         Accounts payable and other liabilities    4,468        5,021
                                                --------     --------
            Total liabilities                    689,940      657,018
                                                --------     --------
        Shareholders' equity                      53,796       60,499
                                                --------     --------
             Total liabilities and
             shareholders' equity               $743,736     $717,517
                                                ========     ========

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

     See accompanying notes to consolidated financial statements


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                     Nine Months Ended
                                                       September 30,
                                                     -----------------
                                                      1999       1998
                                                      ----       ----
     Cash flows from operating activities:
      Net income                                     $ 4,154    $ 2,177
      Adjustments to reconcile net income to
       net cash provided by operating activities:
        Provision for loan losses                        747        471
        Provision for losses on real estate owned         -          20
        Depreciation and amortization                    979        859
        Net amortization of deferred premiums and
         unearned discounts                              500      3,368
        Net gain on sale of securities                   (26)        -
        Amortization of RRP awards and allocation
         of ESOP shares                                  769      1,064
        Net gain on sale of real estate owned            (46)       (45)
        Net gain of sale of deposits                     (66)      (301)
        Gain on sale of premises and equipment           (15)       (10)
        Changes in assets and liabilities:
          Decrease (increase) in accrued interest
           and dividends receivable                       42       (426)
          Decrease (increase) in other assets           (461)         6
          Increase in accrued interest payable            29         93
          Increase (decrease)in accounts payable
           and other liabilities                        (431)       447
                                                     -------    -------
               Net cash provided by operating
                activities                             6,175      7,723
                                                     -------    -------
     Cash flows from investing activities:
      Net disbursement from lending activities       (23,867)   (22,718)
      Proceeds from sale of loans                        802         95
      Purchase of loans                                 (843)      (731)
      Proceeds from mortgage-backed securities
       principal repayments                           60,658     87,845
      Proceeds from the sale of mortgage-backed
       securities                                     62,034        -
      Purchase of mortgage-backed securities        (144,327)       -
      Proceeds from debt securities principal
       repayments                                     12,000     22,941
      Proceeds from the sale of debt securities        3,815        -
      Purchase of debt and equity securities              -     (56,463)
      Increase in short-term investments                  -     (15,200)
      Purchase of FHLBNY stock                        (2,275)       -
      Proceeds from collection and sale of real
       estate owned                                      372        332
      Purchases and improvements of premises and
       equipment                                      (2,337)    (1,698)
      Proceeds from the sale of premises and
       equipment                                          34        221
                                                     -------    -------
               Net cash provided by (used in)
                 investing activities                (33,934)    14,624
                                                     -------    -------
     Cash flows from financing activities:
      Net increase in deposits                         4,846        953
      Payment for sale of deposits                        -      (6,208)
      Repayment of borrowings                       (278,621)   (27,000)
      Proceeds from borrowings                       306,940     12,979
      Increase in advance payments by borrowers
       for taxes and insurance                           310         34
      Cash dividends paid                             (1,501)    (1,421)
      Proceeds from issuance of common stock             257         69
      Purchase of common stock                        (2,164)    (4,847)
                                                     -------    -------
               Net cash provided by (used in)
                financing activities                  30,067    (25,441)
                                                     -------    -------
               Net increase (decrease) in cash
                and cash equivalents                   2,308     (3,094)
     Cash and cash equivalents at beginning of
      period                                           7,090      6,767
                                                     -------    -------
     Cash and cash equivalents at end of period      $ 9,398    $ 3,673
                                                     =======    =======
     Supplemental disclosures of cash flow
      information:
      Cash paid during the period for:
        Income taxes                                 $ 3,776    $ 1,569
                                                     =======    =======

        Interest                                     $19,347    $17,489
                                                     =======    =======
        Transfer from loans receivable to real
        estate owned, net                            $   170    $   594
                                                     =======    =======
        Change in unrealized (loss), net of income
        tax, on securities available for sale        $(8,369)   $  (727)
                                                     =======    =======


     See accompanying notes to consolidated financial statements

                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1.  Basis of Presentation

     The consolidated financial statements include the accounts of Statewide Financial Corp. (the "Company") and its wholly owned subsidiary, Statewide Savings Bank, S.L.A. (the "Bank"), and the Bank's wholly owned subsidiaries, Seventy Sip Corporation, Statewide Atlantic Corporation and Statewide Financial Services Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Bank and Statewide Financial Services Inc. are the only active subsidiaries at September 30, 1999. The Bank operates fifteen banking offices in Hudson, Union, Essex and Bergen counties. Through its wholly owned subsidiary, Statewide Financial Services, Inc., the Bank also engages in the sale of annuity products. Both the Company and the Bank are subject to supervision and regulation by various agencies including the New Jersey Department of Banking and Insurance, the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation.

     The consolidated financial statements contained herein have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission and reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for interim periods. All adjustments made were of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 1998.

     On April 12, 1999, the Company entered into a definitive agreement to merge with Independence Community Bank Corp. ("Independence"). Under the terms of the Independence merger agreement, which is subject to approval by the Company's shareholders and by regulatory authorities, Statewide Financial Corp. shareholders will receive a combination of stock and cash subject to election, proration, and allocation procedures. Based upon Independence's closing price on April 12, 1999, the transaction has an implied per share value of $25.31 per Statewide Financial Corp. share. The transaction will be accounted for as a purchase and is expected to close in the fourth quarter of calendar 1999 or by January 31, 2000.


     2.  Comprehensive (Loss)Income

     Comprehensive (loss) income during the periods is as follows:

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                      --------------     --------------
                                       1999     1998     1999      1998
                                       ----     ----     ----      ----
                                            (Dollars in thousands)
     Net income (loss)                $1,628   $(341)   $4,154    $2,177
     Other comprehensive income, net
      of income tax:
       Unrealized holding (loss) gain
        on securities available for
        sale                          (2,998)     75    (8,369)     (727)
                                     -------   -----   -------    ------
       Comprehensive (loss) income   $(1,370)  $(266)  $(4,215)   $1,450
                                     =======   =====   =======    ======


     3.  Shareholders' Equity

     The components of shareholders' equity were as follows:

                                              September 30,  December 31,
                                                   1999         1998
                                              -------------  ----------
                                                 (Dollars in thousands)
     Preferred stock, no par value, 2,000,000
       shares authorized; no shares issued or
       outstanding                                 $   -      $   -
     Common stock, no par value 12,000,000
       shares authorized; 4,054,757 shares
       issued and outstanding
       at September 30, 1999 and 4,155,509
       shares issued and 4,151,963 shares
       outstanding at December 31, 1998                -          -
     Additional paid in capital                     31,257     32,904
     Cost of unallocated Employee Stock
       Ownership Plan shares                        (2,645)    (2,856)
     Cost of unearned Recognition and Retention
       Plan shares                                    (878)    (1,282)
     Retained earnings - substantially
       restricted                                   33,844     31,190
     Treasury stock, at cost, 3,546 shares at
       December 31, 1998                               -          (44)
     Accumulated other comprehensive (loss)
     income:
      Net unrealized (loss) gain on securities
       available for sale, net of income tax        (7,782)       587
                                                   -------    -------
        Total shareholders' equity                 $53,796    $60,499
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


                                    Three Months Ended  Nine Months Ended
                                      September 30,       September 30,
                                     ---------------     --------------
                                      1999     1998      1999      1998
                                      ----     ----      ----      ----
                                           (Dollars in thousands,
                                            except per share data)
     Numerator:
      Net income (loss) available
       to common shareholders        $1,628    $(341)     $4,154    $2,177
                                     ======    =====      ======    ======
     Denominator:
      Weighted average shares
       outstanding - basic        3,722,278 3,914,679  3,692,097 3,981,646
      Common stock equivalents*     175,073      -       164,518   179,672
                                  --------- ---------  --------- ---------
      Weighted average shares
       outstanding - assuming
       dilution                   3,897,351 3,914,679  3,856,615 4,161,318
                                  ========= =========  ========= =========
     Earnings (loss) per common
       share:
        Basic                        $ 0.44   $(0.09)     $ 1.13    $ 0.55
                                     ======   ======      ======    ======
        Assuming dilution            $ 0.42   $(0.09)     $ 1.08    $ 0.52
                                     ======   ======      ======    ======

     *Common stock equivalents were not included in the computation of diluted loss per share for the three months ended September 30, 1998, since inclusion would be anti-dilutive.



     5.  Non-Performing Loans and the Allowance for Loan Losses

     Non-performing loans were as follows:

                                               September 30, December 31,
                                                   1999          1998
                                               ------------- -----------
                                                (Dollars in thousands)
     Loans delinquent 90 days or more:
       Non-accrual                                 $1,627      $2,193
       Accruing                                       510         297
                                                   ------      ------
     Total net loans delinquent 90 days or more    $2,137      $2,490
                                                   ======      ======
     Loans delinquent 90 days or more as a
     percentage of total net loans outstanding       0.55%       0.68%
                                                     ====        ====



     An analysis of the allowance for loan losses follows:

                                          Three Months      Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                         --------------    -------------
                                          1999     1998    1999     1998
                                          ----     ----    ----    -----
                                              (Dollars in thousands)
     Balance at beginning of period      $3,401   $2,969  $3,056  $2,833
     Provision charged to operations        249      171     747     471
     Charge offs, net                      (127)    (183)   (280)   (347)
                                         ------   ------  ------  ------
        Balance at end of period         $3,523   $2,957  $3,523  $2,957
                                         ======   ======  ======  ======


                    STATEWIDE FINANCIAL CORP. AND SUBSIDIARY
            SELECTED FINANCIAL AND REGULATORY RATIOS AND OTHER DATA

                                             At or For the   At or For the
                                             Three Months     Nine Months
                                                 Ended           Ended
                                             September 30,   September 30,
                                             -------------   -------------
                                             1999    1998    1999     1998
                                             ----    ----    ----     ----
     Selected Financial Ratios (1):
     Return on average assets                0.88%  (0.21)%   0.75%   0.44%
     Return on average shareholders' equity 12.18%  (2.25)%   9.73%   4.58%
     Capital to assets                       7.23%   9.38 %   7.23%   9.38%
     Net interest rate spread (2)            3.55%   3.11 %   3.48%   3.12%
     Net interest margin (3)                 3.76%   3.39 %   3.70%   3.41%
     Non-interest income to average assets   0.42%   0.40 %   0.43%   0.43%
     Non-interest expense to average assets  2.56%   2.93 %   2.72%   2.81%
     Efficiency ratio (4)                   65.16% 104.70 %  69.63%  78.68%
     Ratio of interest-earning assets to
      average deposits and borrowings      104.61% 107.67 % 105.61% 108.06%


                                         September 30,  December 31,
                                              1999          1998
                                          ------------  ------------
     Regulatory Capital Ratios:
     Tangible capital ratio                   7.59%        7.95%
     Core capital ratio                       7.59%        7.95%
     Risk-based capital ratio                10.76%       13.72%

     Asset Quality Ratios:
     Non-performing loans to total net
       loans                                  0.55%        0.68%
     Non-performing loans to total assets     0.29%        0.35%
     Non-performing assets to total assets    0.34%        0.42%
     Allowance for loan losses to non-
       performing loans                     164.86%      122.73%
     Allowance for loan losses to total
       net loans                              0.90%        0.83%

     Other Data:
     Number of deposit accounts              51,958      52,272
     Number of offices (5)                       15          16

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

     Net income for the quarter ended September 30, 1999 was $1,628,000, or $0.42 per share, assuming dilution, as compared to a net loss of $341,000, or $0.09, per share, assuming dilution, for the same quarter of the prior year. The three-month period ending September 30, 1998 includes a $1.9 million pre-tax charge to recognize additional premium amortization expense stemming from estimated increases in prepayments in the Company's mortgage-backed securities portfolio as a result of late third quarter changes in market interest rates. Basic earnings per share was $0.44 for the third quarter of 1999, compared to basic loss per share of $0.09 for the third quarter of 1998.

     For the nine months ended September 30, 1999, net income totaled $4,154,000, or $1.08 per share, assuming dilution, as compared to $2,177,000, or $0.52, per share, assuming dilution, for the same prior-year period. Earnings for the nine months ended September 30, 1999 include pre-tax acquisition costs of $503,000 incurred in connection with the Company's pending acquisition by Independence Community Bank Corp. ("Independence"). Excluding acquisition costs, net income totaled $4,473,000, or $1.16 per share, assuming dilution, for the nine months ended September 30, 1999. Earnings during the nine months ended September 30, 1998 reflected the $1.9 million pre-tax charge as discussed above. Basic earnings per share for the nine months ended September 30, 1999 was $1.13 per share compared to $0.55 per share for the same period of the prior year. Basic earnings per share for the nine months ended September 30, 1999, excluding acquisition costs, was $1.21 per share.

     The results of operations for the three and nine months ended September 30, 1999 reflect increases in net interest income, before provisions for loans losses, over the same periods a year ago, of $2.9 million and $4.2 million, respectively. Both prior-year periods include the $1.9 million pre-tax charge to recognize additional premium amortization expense. Excluding this prior-year amortization charge, the increases in net interest income reflect growth in average loan and investment security balances and the change in mix in deposits from higher rate certificates of deposit into lower rate core deposits, partially offset by increased borrowing costs to fund growth in assets and to repurchase the Company's common stock. Increased non-interest income reflects the result of fee enhancement initiatives implemented during mid-1998, along with increased fees from growth in lending and retail activities. Higher non-interest expense for the year-to-date period reflects current and prior period growth and expansion throughout the Company, acquisition costs related to the Company's pending acquisition by Independence, and normal increases in other operating costs.


                              FINANCIAL CONDITION

     Total assets rose to $743.7 million at September 30, 1999, compared to $717.5 million at December 31, 1998. This increase of $26.2 million was principally from growth in the commercial and consumer portfolios and the mortgage-backed securities portfolio, partially offset by declines in debt securities, one-to-four family mortgage loans and a slight pullback in utilization of lines of credit by mortgage banking customers of Statewide Funding.

     Loans at September 30, 1999 increased $22.9 million over December 31, 1998 as a result of growth of $25.6 million, or 31.9%, in the construction, multi-family, commercial mortgage and business portfolios, along with a $3.8 million, or 9.3%, increase in the consumer loan portfolio. This growth was partially offset by a slight decline in the one-to-four family mortgage loan portfolio of $1.0 million, or 0.5%, despite originations of $37.9 million during the period. In addition, outstanding Statewide Funding loans to mortgage bankers declined from $47.8 million to $42.9 million as mortgage refinancings declined. However, while utilization under lines of credit has declined, more customers have been added, so that total lines of credit have increased $48.7 million to $127.2 million at September 30, 1999.

     Mortgage-backed securities increased $11.3 million between December 31, 1998 and September 30, 1999 as the Company continued its growth strategy with the purchase of $144.3 million of mortgage-backed securities and private label collateralized mortgage obligations, which more than offset $62.0 million of sales and $60.7 million in normal amortization and accelerated prepayments recorded during the period. At September 30, 1999, the debt securities portfolio declined $19.0 million to $49.4 million from $68.3 million at December 31, 1998, reflecting calls, maturities and sales of U.S. Treasury, Agency and corporate debt. Also, during the second quarter of this year, Statewide purchased an additional $2.3 million of FHLBNY stock.

     Borrowed funds totaled $235.0 million at September 30, 1999 as compared to $206.7 million at December 31, 1998. This additional $28.3 million in borrowed funds was used in conjunction with growth in core deposits to fund growth in loans, maturities of certificates of deposit for holders who sought rates higher than the Company's alternate borrowing rates and repurchases of the Company's common stock. Borrowed funds consist of $28.0 million in overnight advances, $61.0 million of short-term repurchase agreements which mature within 7 days and $146.0 million which have final maturity dates ranging from July 2000 to September 2002, but are callable earlier at the lender's option. Of this $146.0 million, $86.0 million have interest rates ranging from 5.43% to 5.54% and are callable quarterly through maturity, and $60.0 million have an interest rate of 5.52% and are first callable in November 1999 and quarterly thereafter.


     Deposits totaled $448.6 million at September 30, 1999 as compared to $443.7 million at December 31, 1998. The increase in total deposits for the current year resulted primarily from growth in core deposits of $9.5 million, partially offset by a decrease of $4.6 million in certificates of deposit as the Company continued with its strategy of not matching competitors' most aggressive interest rates unless the Company believes that a key relationship is in jeopardy. At September 30, 1999, core deposits were $282.1 million compared to $272.6 million at December 31, 1998. Within core deposits, savings and checking accounts increased $6.9 million and $4.9 million, respectively, reflecting the Company's continued relationship-building efforts, and the expansion of the Company's branch network during the second quarter of this year. Partially offsetting these increases was a decrease in money market accounts of $2.3 million.

     Shareholder's equity decreased $6.7 million during the current year to $53.8 million at September 30, 1999 from $60.5 million at December 31, 1998. The decrease during the first nine months resulted from the repurchase and retirement of 112,000 shares of the Company's common stock for $2.2 million during the first quarter of 1999, the declaration of three quarterly cash dividends, and a decrease of $8.4 million (net of tax) in the September 30, 1999 market value of the Company's investment portfolio from the valuation at December 31, 1998. Partially offsetting these decreases were the current year's net income of $4.2 million, funds received from the exercise of stock options, and the allocation of shares under the Company's Employee Stock Ownership Plan (ESOP) and other benefit plans.

                             RESULTS OF OPERATIONS

     THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Income. For the three months ended September 30, 1999, net income rose to $1,628,000, or $0.42 per share, assuming dilution, as compared to a net loss of $341,000, or $0.09 per share, assuming dilution, for the same period last year. Basic earnings per share was $0.44 per share for the current-year quarter as compared to a $0.09 basic loss per share for the quarter ending September 30, 1998. The prior-year period included a $1.9 million pre-tax charge for the recognition of additional premium amortization on mortgage-backed securities. Excluding this charge, net income in the year was higher as a result of increases in net interest income and recurring non-interest income.

     Interest Income. Interest and dividend income totaled $13.4 million for the current period as compared to $9.7 million for the prior year. Excluding the $1.9 million charge incurred during 1998, interest income for the current-year period increased $1.7 million. Of this increase, interest income on loans accounted for $0.9 million, primarily from continued growth in lending to mortgage bankers by Statewide Funding and from growth in commercial loans. Average balances of these portfolios increased $57.8 million for the three months ended September 30, 1999 over the same period of the prior year. Also, during the current-year period, the average consumer loan portfolio increased $3.6 million. Partially offsetting the growth in these portfolios was the effect from significant increases in mortgage refinancing activity which caused a decline in the average one-to-four family loan portfolio for the current-year period of $18.0 million, over the same period of last year. Yields on one-to-four family loans declined 8 basis points during the current three-month period to 7.36%. Interest income on securities, excluding the effect of the 1998 charge, increased during the current quarter over the same period of the prior year by $0.8 million. This increase reflects purchases in the investment securities portfolio during the fourth quarter of 1998 and first half of 1999 when greater spreads between funding rates and yields on securities allowed leveraging to be a viable growth strategy.

     Interest Expense. Interest expense increased $752,000, or 12.9%, during the current quarter as compared to the same period of the prior year. The current-year period reflects higher borrowing levels which were used to fund asset growth. Partially offsetting the increase in interest expense from higher borrowing levels, was a decrease of 13 basis points in the average cost of deposits and borrowed funds compared to the same three-month period of last year. This cost decrease resulted from a change in the mix of deposits along with lower costs for both deposits and borrowings. The Company lowered its overall cost of core deposits because the increase in no or low interest cost transaction accounts was greater than the increase in core savings accounts. In addition, the Company lowered interest rates offered to its depositors during the period of general interest rate decline during 1998. As a result, the cost of deposits decreased 44 basis points from the September 30, 1998 quarter to 2.95% for the quarter ended September 30, 1999.

     Net Interest Income. For the quarter ended September 30, 1999, net interest income increased $2.9 million as compared to the prior-year period which included a $1.9 million premium amortization charge on mortgage-backed securities. Excluding this charge, the increase in net interest income was the result of continued growth in average loans and securities and a lower cost of deposits, partially offset by an increase in short-term borrowed funds.

     Table 1 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the three months ending September 30, 1999 and 1998. Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

  Table 1

                                       Three Months Ended September 30,
                              -------------------------------------------------
                                       1999                      1998
                              ----------------------   ------------------------
                              Average  Interest Average Average Interest Average
                              Balance            Yield/ Balance           Yield/
                                                 Cost                     Cost
                              -------  --------  ----   ------- --------  ----
                                            (Dollars in thousands)
  Assets
   Interest-earning assets:
    First mortgage loans       $268,143  $5,128  7.65%  $259,244  $4,981  7.69%
    Consumer and other loans     43,739   1,006  9.13     40,146     914  9.03
    Statewide Funding LOC        49,465   1,024  8.21     25,096     518  8.19
    Commercial business loans    25,167     608  8.64     18,669     423  8.99
                               --------  ------         --------  ------
  Total loans, net              386,514   7,766  7.96    343,155   6,836  7.95
                               --------  ------         --------  ------
    Mortgage-backed securities  268,322   4,454  6.45    213,612   1,626  5.67
    Debt securities              50,118     908  6.97     49,818     881  7.11
    Money market investments        -        -     -      14,837     210  5.68
    FHLBNY stock                 12,590     223  7.08     10,260     185  7.21
                               --------  ------         --------  ------
  Total interest-earning
   assets                       717,544  13,351  7.35%   631,682   9,738  7.04%
                                         ------                   ------
   Non-interest-earning
    assets                       26,640                   21,806
                               --------                 --------
     Total assets              $744,184                 $653,488
                               ========                 ========

  Liabilities and
   shareholders' equity:
   Deposits and borrowed
   funds:
     Savings accounts          $164,034   1,026  2.48%  $148,877   1,033  2.75%
     Demand and NOW accounts     84,800     150  0.70     72,831     168  0.92
     Money market accounts       36,470     250  2.72     40,191     293  2.89
     Certificates of deposit    165,805   1,925  4.61    178,472   2,264  5.03
     Borrowed funds             234,824   3,211  5.43    146,293   2,052  5.56
                               --------  ------         --------  ------
  Total deposits and borrowed
   funds                        685,933   6,562  3.80%   586,664   5,810  3.93%
                               --------  ------         --------  ------
   Other liabilities              4,769                    6,265
                               --------                 --------
     Total liabilities          690,702                  592,929
  Shareholders' equity           53,482                   60,559
                               --------                 --------
  Total liabilities and
   shareholders' equity        $744,184                 $653,488
                               ========                 ========

  Net interest income                    $6,789                   $3,928
                                         ======                   ======
  Net interest rate spread                       3.55%                    3.11%
                                                 ====                     ====

  Net interest margin                            3.76%                    3.39%
                                                 ====                     ====

  Ratio of interest-earning
   assets to deposits and
   borrowed funds                              104.61%                  107.67%
                                               ======                   ======

     Provision for Loan Losses. The provision for loan losses for the three months ended September 30, 1999 was $249,000, an increase of $78,000 over the prior-year period. The provision was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, composition and volume of the Company's loan portfolio and the economy in the Company's market areas. The increase in provision reflects both an increased average balance of loans as well as a change in composition of the portfolio toward more commercial loans. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic condition and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. As of September 30, 1999, non-performing loans were $2.1 million and 0.55% of total net loans outstanding as compared to $2.5 million and 0.68%, respectively, at December 31, 1998. At September 30, 1999, the allowance for loan losses was $3.5 million, or 164.86%, of total non-performing loans compared to 122.73% at December 31, 1998.

     Non-interest Income. Total non-interest income increased $124,000, or 19.1%, to $774,000 for the current quarter from $650,000 for the same period of the prior year. This increase reflects increased ATM surcharges to non-customers and higher annuity sales generated in the retail branches. In addition, wholesale mortgage funding transaction fees earned during the three months ended September 30, 1999 totaled $72,000 as compared to $16,000 for last year's quarter. Partially offsetting the current quarter's growth was a decrease in transactions generating deposit account activity fees.

     Non-interest Expense. Total non-interest expense for the three months ended September 30, 1999 totaled $4.8 million, unchanged from the prior-year level.

     Salaries and employee benefits expense decreased $23,000 over the prior-year level, despite staff additions during 1998 for the newly formed Statewide Funding division, for the opening of the North Arlington, New Jersey branch and for expansion within the commercial lending division. Serving to offset the higher staff level, the termination of the ESOP, effective June 30, 1999 in accordance with the terms and conditions of the Independence merger agreement, reduced the current year's quarter salary and benefits from the prior year.

     Professional fees decreased $47,000, or 22.4%, for the current quarter as compared to the same period of the prior year. The three-month period ending September 30, 1998 included costs related to the Company's earnings enhancement initiatives and in conjunction with the Company's ongoing FIRREA litigation efforts against the Federal Government.

     Occupancy costs increased $97,000, or 16.5%, for the current quarter as compared to the same period of the previous year. Higher occupancy costs occurred from increased capital improvements related to furnishings and repairs and maintenance costs from past and ongoing renovations throughout the Company, along with capital improvements and rent expense related to the opening of the Maplewood branch, operating system enhancements, and the refurbishment of the Jersey City PATH branch in 1999.

     Insurance premiums decreased $104,000, or 67.1%, for the current three-month period as compared to the same period last year. Higher costs during the prior-year quarter resulted principally from an unrealized market loss in the cash surrender value of corporate owned life insurance.

     The remaining components of non-interest expense increased $50,000, or 4.1%, for the current quarter as compared to the same quarter a year ago.

     Income Tax Expense. The change in income tax expense for the current year period is primarily the result of the tax effect of the change in pre-tax income recorded during the period.


     NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Income. For the nine months ended September 30, 1999, net income was $4,154,000, or $1.08 per share, assuming dilution, compared to $2,177,000, or $0.52 per share, assuming dilution, for the same period of the prior year. Earnings for the nine months ending September 30, 1999 include pre-tax acquisition costs of $503,000 incurred in connection with the Company's pending acquisition by Independence. Excluding acquisition costs, net income totaled $4,473,000, or $1.16 per share, assuming dilution, for the nine months ended September 30, 1999. The prior year's net interest income included a $1.9 million charge for the recognition of additional premium amortization on mortgage-backed securities. Excluding the acquisition costs in the current nine-month period and the additional amortization in the prior nine-month period, net income rose by $1.1 million over the same period last year. The increase in net income in the current year, excluding the respective costs for each of the nine-month periods, reflects an increase in net interest income and recurring non-interest income, partially offset by an increase in non-interest expense.
     Basic earnings per share for the nine months ended September 30, 1999 was $1.13 per share compared to $0.55 per share for the same period of the prior year. Basic earnings per share for the current nine-month period, excluding acquisition costs, was $1.21 per share.

     Interest Income. Interest and dividend income totaled $39.5 million, for the nine months ended September 30, 1999 as compared to $33.5 million for the same period last year. Excluding the $1.9 million charge incurred during 1998, interest income for the current-year period increased $4.1 million. Of this increase, interest income on loans accounted for $2.4 million, primarily from continued growth in lending to mortgage bankers by Statewide Funding and from growth in commercial loans. Average balances of these portfolios increased $69.9 million for the nine months ended September 30, 1999 over the same period of the prior year. Also, during the current nine-month period, the average consumer loan portfolio increased $3.4 million. Partially offsetting the growth in these portfolios was the effect of significant increases in mortgage refinancing activity which caused a decline in the average one-to-four family loan portfolio for the current nine-month period ending September 30, 1999 of $32.2 million over the same period last year, despite originations of $37.9 million during the nine months ended September 30, 1999. Yields on one-to-four family loans declined 13 basis points during the current nine-month period to 7.40%. Interest income on securities, excluding the effect of the 1998 charge, increased during the current year-to-date period over the same period of the prior year by $1.7 million. This increase reflects purchases in the investment securities portfolio during the fourth quarter of 1998 and first half of 1999, when greater spreads between funding rates and yields on securities allowed leveraging to be a viable growth strategy.

     Interest Expense. Interest expense increased $1,801,000, or 10.24%, during the nine months ended September 30, 1999 as compared to the same period of the prior year. This increase resulted from increased borrowing levels partially offset by lower costs paid on deposits and borrowed funds. The current-year period reflects higher borrowing levels which were used to fund asset growth. These additional borrowings continue to remain short term, and are similar to the duration or repricing characteristic inherent in the asset growth. The average cost of deposits and borrowed funds decreased 17 basis points during the nine months ended September 30, 1999 as compared to the same periods a year ago. This decrease was a result of a change in the mix of deposits along with lower costs for both deposits and borrowings. The Company lowered its overall cost of core deposits because the increase in no or low interest cost transaction accounts was greater than the increase in core savings accounts. In addition, the Company lowered interest rates offered to its depositors during the period of general interest rate decline during 1998. The cost of deposits for the current-year nine-month period decreased 46 basis points to 2.99% as compared to the same period last year. Also, during the current period, the costs of borrowings decreased 21 basis points as compared to the prior-year period.

     Net Interest Income. For the nine months ended September 30, 1999, net interest income increased $4,199,000, or 26.41%, including the $1.9 million premium amortization charge on mortgage-backed securities, from the comparable prior-year period. Excluding the charge, net interest income increased $2,323,000, or 13.07% from the comparable prior-year period. The increase reflects the growth in average loans and securities, a decline in the cost of deposits from the change in the mix of deposits, partially offset by an increase in short-term borrowed funds. In addition, during the second quarter of 1999, the cost of deposits and borrowed funds began to decrease at a greater pace than yields on interest-earning assets. As a result, the net interest margin has improved by 29 basis points to 3.70% for the nine months ended September 30, 1999 as compared to 3.41% during the prior-year period.

     Table 2 following presents a summary of the Company's average interest-earning assets and their average yields, average deposits and borrowed funds and their average costs, and average shareholders' equity for the nine months ending September 30, 1999 and 1998.
     Average loans include non-accrual loans, and related yields include loan fees which are considered adjustments to yields.

  Table 2

                                        Nine Months Ended September 30,
                               ------------------------------------------------
                                         1999                      1998
                                ----------------------    ---------------------
                               Average Interest Average  Average InterestAverage
                               Balance           Yield/  Balance          Yield/
                                                 Cost                     Cost
                               ------- --------  ----    ------- -------- ----
                                             (Dollars in thousands)
  Assets
   Interest-earning assets:
    First mortgage loans       $261,203  $15,037  7.68% $268,096  $15,498  7.71%
    Consumer and other loans     42,730    2,917  9.12    39,282    2,718  9.25
    Statewide Funding LOC        47,922    2,866  8.00     9,326      567  8.13
    Commercial business loans    23,128    1,547  8.60    17,110    1,135  8.87
                               --------  -------        --------  -------
  Total loans, net              374,983   22,367  7.94   333,814   19,918  7.96
                               --------  -------        --------  -------
    Mortgage-backed securities  273,748   13,571  6.54   246,327   10,569  5.98
    Debt securities              57,245    2,916  6.71    35,709    1,916  7.22
    Money market investments        -        -      -     12,318      512  5.56
    FHLBNY stock                 12,246      624  6.79%   10,260      563  7.32%
                               --------  -------        --------  -------
  Total interest-earning
   assets                       718,222   39,478  7.29%  638,428   33,478  7.10%
                                         -------                  -------
   Non-interest-earning assets   23,494                   21,219
                               --------                 --------
     Total assets              $741,716                 $659,647
                               ========                 ========

  Liabilities and
   shareholders' equity:
   Deposits and borrowed
   funds:
     Savings accounts          $159,676    2,922  2.45% $145,877    3,105  2.85%
     Demand and NOW accounts     80,362      422  0.70    73,151      520  0.95
     Money market accounts       36,886      748  2.71    42,365      944  2.98
     Certificates of deposit    167,833    5,849  4.66   182,471    6,894  5.05
     Borrowed funds             235,338    9,441  5.36   146,940    6,118  5.57
                               --------  -------        --------  -------
  Total deposits and borrowed
   funds                        680,095   19,382  3.81%  590,804   17,581  3.98%
                               --------  -------        --------  -------
   Other liabilities              4,718                    5,461
                               --------                 --------
     Total liabilities          684,813                  596,265
  Shareholders' equity           56,903                   63,382
                               --------                 --------
  Total liabilities and
   shareholders' equity        $741,716                 $659,647
                               ========                 ========

  Net interest income                    $20,096                  $15,897
                                         =======                  =======

  Net interest rate spread                        3.48%                    3.12%
                                                  ====                     ====

  Net interest margin                             3.70%                    3.41%
                                                  ====                     ====

  Ratio of interest-earning
   assets to deposits and
   borrowed funds                               105.61%                  108.06%
                                                ======                   ======

     Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 1999 was $747,000, an increase of $276,000 over the prior-year period. The provision for the nine months ended September 30, 1999 was determined by management after review of, among other things, the Company's loan portfolio, the risk inherent in the Company's lending activities, changes in the composition and volume of the Company's loan portfolio and the local economy in the Company's market areas. Further provisions for loan losses will continue to be based upon management's assessment of the loan portfolio and its underlying collateral, trends in non-performing loans, the current economic conditions and other factors which warrant recognition in order to maintain the allowance for loan losses at levels sufficient to provide for estimated losses. At September 30, 1999, the allowance for loan losses was $3.5 million, or 164.86%, of total non-performing loans and 0.90% of total net loans compared to 122.73% of non-performing loans and 0.83% of total net loans at December 31, 1998.

     Non-interest Income. Non-interest income for the nine months ended September 30, 1999 totaled $2,427,000 as compared to $2,131,000 for the same period of the prior year. Recurring non-interest income, which excludes net security gains and a $0.3 million gain recorded on the sale of the Passaic branch in the second quarter of 1998, grew $0.6 million, or 31.2%, for the nine months ended September 30, 1999 over the same period of the prior year. This increase reflects the Company's fee enhancement initiatives implemented during mid-1998, along with increased ATM revenue from greater volume in non-customer ATM usage, growth in both wire transfer and branch service fees as more commercial services are being provided to the Company's expanding commercial customer base, higher annuity sales generated in the retail branches, and $66,000 from sales of SBA loans with no like fees earned during the preceding year. In addition, wholesale mortgage funding transaction fees earned during the nine months ended September 30, 1999 totaled $182,000 compared to only $16,000 for the prior year, as the program was initiated in mid-1998.

     Non-interest Expense. Non-interest expense for the nine months ended September 30, 1999 totaled $14.6 million, excluding acquisition costs as compared to $13.9 million for the same period of the prior year. Increased non-interest expense for the current-year nine-month period primarily reflects higher salaries, benefit costs and operating costs associated with expansion initiatives of the Bank, partially offset by lower professional fees and net insurance costs.

     Salaries and employee benefits expense, the largest component within non-interest expense, increased $410,000, or 5.28%, during the nine months ended September 30, 1999 over the same period last year. This increase fully reflects staff additions during 1998 for the newly formed Statewide Funding division, for the opening of the North Arlington, New Jersey branch, and for the expansion within the commercial lending division, whereas there is limited related expense for these staff additions in the prior-year period. In addition, normal annual merit increases, incentive plan accruals, employee training and education, payroll tax, and the opening of the Maplewood, New Jersey branch late in the second quarter of 1999 contributed to the rise during the current-year period.

     Professional fees increased $341,000, or 54.7%, for the nine months ended September 30, 1999 as compared to the preceding year period. The current-year increase includes $503,000 of costs incurred in connection with the Company's pending acquisition by Independence.

     Excluding acquisition costs, professional fees decreased $162,000, or 26.0%, for the nine months ended September 30, 1999 as compared to the preceding-year period. Higher costs during the prior year related to the Company's earnings enhancement initiatives, ESOP structure and allocation review, higher costs incurred in conjunction with the Company's ongoing FIRREA litigation efforts against the Federal Government, and other benefit review costs.

     Occupancy costs increased $247,000, or 14.1%, for the nine months ended September 30, 1999 as compared to the same period of the previous year. Higher occupancy costs occurred from increased capital improvements related to furnishings and repairs and repairs and maintenance costs from past and ongoing renovations throughout the Company, along with capital improvements and rent expense related to the opening of the North Arlington and Maplewood branches, operating system enhancements, utility usage costs and the refurbishment of the Jersey City PATH branch in 1999.

     Insurance premiums decreased $70,000, or 33.7%, from the prior-year period. The current nine-month period reflects lower premium costs and an amortization adjustment.

     The remaining components of non-interest expense increased $320,000, or 9.0%, for the nine months ended September 30, 1999 as compared to the same period of the preceding year. This increase resulted from higher costs for advertising and marketing for continued product development, and for advertising and promotions related to the newly refurbished Jersey City PATH branch and the grand opening of the Maplewood, New Jersey branch. In addition, increased branch and other operating charges, ATM and MAC service costs, postage, literature and printing costs, temporary help and shareholder related costs increased during the current-year period as compared to the same period last year. These increases were partially offset by lower communication charges, and director costs from the reduction of certain benefits plans implemented during the third quarter of 1998.

     Income Tax Expense. The change in income tax expense for the nine months ended September 30, 1999 is primarily the result of the tax effect of the change in pre-tax income recorded during the period. Income tax for the nine months ended September 30, 1998 reflects tax on that period's income at the Company's effective tax rate and a tax benefit of $675,000, which is the result of the tax effect of the $1.9 million charge recorded during the third quarter of 1998.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity is a measure of its ability to fund loans and withdrawals of deposits in a cost-effective manner. The Company's primary financing sources are deposits obtained in its own market area, advances from the FHLBNY and securities sold under repurchase agreements. Other sources of funds include scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of debt securities and funds provided by operations. At September 30, 1999, the Company had total liquid assets (consisting of cash and due from banks, federal funds sold, debt and mortgage-backed securities having final maturities within one year, and accrued interest from debt and mortgage-backed securities) which represent 1.32% of total assets and 2.2% of total deposits at September 30, 1999. At September 30, 1999, the Company had available to it $4.8 million under a line of credit with the FHLBNY, which expired on November 2, 1999 and approximately $26.7 million of excess collateral pledged with the FHLBNY. In addition, the Company has approximately $75.0 million of unpledged debt, equity and mortgage-backed securities which are classified as available for sale, and approximately $125.5 million of loans which could be used to collateralize additional borrowings or sold to provide liquidity. On November 2, 1999, the Company renewed its lines of credit with the FHLBNY for $37.3 million, expiring on November 2, 2000, providing an additional $4.5 million under its line of credit.

     At September 30, 1999, capital resources were sufficient to meet outstanding loan commitments of $64.8 million, commitments on unused lines of credit of $124.4 million and commercial letters of credit of $6.5 million. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 1999, totaled $145.1 million. Management is unable to predict the amount of such deposits that will renew with the Company. As a result of the Company's liquidity position, management does not believe the Company's operation will be materially affected by a failure to renew these deposits. However, trends and the Company's prior experience indicate that a significant portion of such deposits should remain with the Company.


     During the nine months ended September 30, 1999, investment activities represented the primary funding need. Purchases of collateralized mortgage obligations and mortgage-backed securities exceeded maturities, sales and principal repayments of mortgage-backed and debt securities by $5.8 million. In addition, funds were used for loan disbursements, net of repayments of $23.9 million, to purchase $2.3 million of additional FHLBNY stock, and to repurchase $2.2 million of the Company's common stock. Other uses of funds during the current year included disbursements of $2.3 million for purchases and improvements of premises and equipment related to renovation and expansion in the Bank. The principal sources of funding for these activities were net increases in borrowed funds of $28.3 million, an increase in deposits of $4.8 million and cash provided by operating activities of $6.2 million.

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

     At September 30, 1999, the Bank exceeded each of the regulatory capital requirements applicable to it. The table below presents the Bank's actual capital amounts and ratios at September 30, 1999 as compared to the OTS minimum capital adequacy requirements and the OTS requirements for classification as a well-capitalized institution.

                              The Bank             OTS Requirements
                           -------------- ----------------------------------
                                          Minimum Capital  For Classification
                                             Adequacy     As Well-Capitalized
                                          --------------- -------------------
     (dollars in thousands) Amount Ratio   Amount  Ratio   Amount    Ratio
                            ------ -----   ------  -----   ------    -----

     Tangible Capital      $57,351  7.59%  $11,335  1.50%
     Tier 1 (core)Capital   57,351  7.59    30,227  4.00   $37,784    5.00%
     Risk Based Capital:
          Tier 1            57,351 10.16    22,570  4.00    33,855    6.00
          Total             60,716 10.76    45,140  8.00%   56,425   10.00%



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

     As of September 30, 1999, the Company has completed the awareness, assessment, renovation and testing phases of the Year 2000 compliance plan. The Company's primary third party data processing vendor has developed a Year 2000 action plan, confirmed that the application modules used by the Company are Year 2000 ready, and that testing and remediation of its remaining systems and computer equipment on which they run is complete. In addition, the Company and the vendor jointly completed testing and implemented changes necessary to the Company's applications which are processed or affected by the vendor. The Company's Year 2000 contingency and business resumption plan in the event of disruption of power or communications calls for the use of an alternate processing site. In addition, procedures are in place to carry on business activity in the event of disruption to the Bank's data processing service occurs.

     The Company has completed of the implementation phase for its hardware and other software to be ready for business. The Company's wide area network and hardware, along with its facilities, ATM, HVAC, alarm systems and elevators are all Year 2000 ready.

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

     The Company has analyzed and segregated its loan portfolio into two categories for Year 2000 ready issues: loans collateralized by real estate and loans not collateralized by real estate, in order to determine and minimize the potential impact of its borrower's failure to become Year 2000 ready. The underlying value of the real estate on the loans secured by real estate minimizes the risk related to Year 2000 readiness. Of the remaining loans, which are not secured by real estate, the Company has identified and has maintained formal communications with borrowers to determine which borrowers may experience a disruption in their business, because of a failure to become Year 2000 ready. Replies received indicate that the majority of these borrowers are in various "in process" stages of the Year 2000 compliance issue and are expected to be Year 2000 ready. A minimal number of borrowers have been identified as having additional credit risk as a direct result of the Year 2000 issue. Those risks have been estimated and incorporated in the analysis of the adequacy of the loan loss allowance. Assessment of Year 2000 readiness is part of the underwriting process for new commercial loan customers and renewals of existing loans. Continued contact and follow up is being performed. However, there can be no guarantee that the systems of external third party vendors, on whom the Company relies, will become Year 2000 ready, or that the failure of the Bank's loan customers to become Year 2000 ready would not have a material adverse effect on the Company.

     Currently, management believes that the cost incurred to become Year 2000 ready, both with regard to the Company's internal and outsourced data processing operations, will not be material. The costs identified directly with the Year 2000 contingency plan are not expected to exceed $75,000. These costs are being funded through operating cash flows and expensed as incurred. To date, $63,000 has been incurred. A significant amount of the Company's hardware has been purchased since July 1996, and is Year 2000 ready. However, costs will also be incurred for replacement of various personal computers, software upgrades, and upgraded server software. The Company planned to upgrade and replace these items and accordingly did not accelerate replacement due to Year 2000 compliance. These estimated costs are management's best estimates based upon currently known information. There can be no guarantee that actual costs incurred to become Year 2000 ready will not increase due to additional issues which may arise internally in the future, and by the failure of third parties to fail to become Year 2000 ready.

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

     The Company's most recent available information indicates if interest rates increase or decrease 200 basis points from current rates in an immediate and sustained shock over a twelve-month period, the Company would expect net interest income to increase 3.34% and to decrease 2.25%, respectively. In addition, based on the same 200 basis point increase and decrease, the Company would expect its estimated Net Portfolio Value to decrease $34.5 million and to increase $26.3 million, respectively.



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

     Item 3.   Defaults upon Senior Securities.
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               Not applicable.

     Item 5.   Other Information.
               Not applicable.

     Item 6.   Exhibits and Report of Form 8-K.

               (a)       Exhibits.
                         Number       Description
                         ------       -----------
                         27           Financial Data Schedule

               (b)  Reports on Form 8-K.

                    1.) The Registrant filed a Current Report on Form 8-K dated July 20, 1999 announcing its third quarter dividend of $0.13 per share.

                    2.) The Registrant filed a Current Report on Form 8-K dated July 27, 1999 announcing Registrant's second quarter earnings.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           STATEWIDE FINANCIAL CORP.


     Date:  November 12, 1999           By:  Bernard F. Lenihan
                                             -------------------
                                             BERNARD F. LENIHAN
                                             SENIOR VICE PRESIDENT, CHIEF
                                             FINANCIAL OFFICER, SECRETARY
                                             AND TREASURER